Form 10-Q
period 1995-02-28
BEAUTICONTROL COSMETICS INC
filed 1995-04-12
CIK 788330

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


   X           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

                    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended   February 28, 1995   Commission File Number    0-14449

                          BeautiControl Cosmetics, Inc.

             (Exact name of registrant as specified in its charter)


         Delaware                                 75-2036343
(State or other jurisdiction of              (I.R.S. Employer Identification
incorporation or organization)               number)


                      2121 Midway, Carrollton, TX  75006

           (Address including zip code of principal executive offices)

                                  214/458-0601

               (Registrant's telephone number including area code)

Indicated below is the number of shares outstanding of each class of the registrant's common stock, as of April 11, 1995.


Title of Each Class of Common Stock          Number of Shares Outstanding

   Common Stock, $0.10 par value                  6,606,211 shares


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes     X         No

                                             Page 1 of 11 sequentially
                                             numbered pages

                          PART 1. FINANCIAL INFORMATION

Item 1.  Financial Statement

       Index to BeautiControl Cosmetics, Inc. Consolidated Financial Statement

                                                          Page

Balance Sheet                                             3-4

Statements of Income                                        5

Statements of Cash Flows                                    6

Notes to Financial Statements                             7-8

                 BEAUTICONTROL COSMETICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                     ASSETS
                                          February 28,  November 30,
                                             1995          1994

 CURRENT ASSETS
    Cash and cash equivalents              $ 2,506,417    $3,275,303
    Short-term investments                   1,758,628     2,526,808
    Accounts receivable-net of
      allowance for doubtful accounts
      of $287,000 and $291,100 at
      February 28, 1995 and
      November 30, 1994, respectively          352,332       308,414
    Inventories
       Raw materials                         6,530,809     5,538,426
       Finished goods                        4,837,803     4,613,823
                                            11,368,612    10,152,249
    Deferred income taxes                      903,770       903,770
    Other current assets                       895,432       834,290

    Total current assets                    17,785,191    18,000,834


 PROPERTY AND EQUIPMENT, AT COST            19,100,644    18,906,585
    LESS ACCUMULATED DEPRECIATION
     AND AMORTIZATION                        9,088,362     8,653,705
                                            10,012,282    10,252,880

 OTHER ASSETS
    Cost in excess of net tangible
      assets, acquired, net of
      amortization of $646,300 and
      $629,700 at February 28, 1995 and
      November 30, 1994, respectively        2,005,058     2,021,629
    Investments in bonds (at cost)           3,768,325     4,227,254
    Other, net of amortization of
      $453,600 and $449,100 at February
      28, 1995 and November 30, 1994,
      respectively                             444,279       432,174

       Total assets                        $34,015,135   $34,934,771

 The accompanying notes are an integral part of these financial statements.

                                        3


                 BEAUTICONTROL COSMETICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   UNAUDITED)
                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                         February 28,   November 30,
                                            1995            1994
 CURRENT LIABILITIES
    Accounts payable - trade               $3,095,367     $3,825,867
    Sales tax payable                         892,229        833,262
    Accrued commissions                     1,439,201      1,446,265
    Accrued compensation                      469,306      1,240,693
    Accrued awards                            436,043        441,268
    Accrued liabilities                     1,131,244      1,631,379
    Deferred income                           889,612      1,434,775
    Income taxes payable                      781,147           -
       Total current liabilities            9,134,149     10,853,509

 DEFERRED INCOME TAXES                        293,674        293,674

 STOCKHOLDERS' EQUITY
    Preferred stock
       Authorized - 1,000,000 shares,
       $.10 par value
       Issued and outstanding - none
    Common stock
       Authorized - 20,000,000 shares,
       $.10 par value
       Issued - 9,467,136 and
       9,466,616 shares at February
       28, 1995 and November 30, 1994,
       respectively                           946,714        946,662
       Capital in excess of par value      12,471,754     12,471,754
       Retained earnings                   32,692,043     31,657,996
                                           46,110,511     45,076,412

    Less cost of 2,822,675 and
    2,805,175 common shares held in
    treasury at February 28, 1995 and
    November 30, 1994                      21,523,199     21,288,824
                                           24,587,312     23,787,588
       Total liabilities and
       stockholders' equity               $34,015,135    $34,934,771


 The accompanying notes are an integral part of these statements.

                                        4

                 BEAUTICONTROL COSMETICS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                                               Three Months Ended
                                          February 28,  February 28,
                                             1995          1994

     Sales                                 $18,283,178   $16,825,338

     Cost of goods sold                      4,219,805     4,308,763

        Gross profit                        14,063,373    12,516,575

     Selling expenses                        7,558,086     6,547,473

     General and administrative
      expenses                               3,949,719     3,675,187
                                            11,507,805    10,222,660

        Income from operations               2,555,568     2,293,915

     Other income and expenses
        Interest income                         80,726        54,782
        Other, net                              50,325        21,279
                                               131,051        76,061

        Income before income taxes           2,686,619     2,369,976
     Income taxes                              954,957       828,142

     Income before cumulative effect of
      change in accounting principle         1,731,662     1,541,834

     Cumulative effect of change in
     accounting principle*                     -             172,053

     Net income                            $ 1,731,662   $ 1,713,887

     Earnings per common and common
     equivalent share:
        Before cumulative effect of         $     0.25    $     0.22
        change in accounting principle
        Cumulative effect of change in         -                0.02
        accounting principle*

        Net income                          $     0.25    $     0.24

     Weighted average common and common
      equivalent shares                      7,008,755     7,000,844

     * Cumulative effect of change in accounting principle reflects the impact of the adoption of Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" which supercedes Statement of Financial Accounting Standards No. 96.

      The accompanying notes are an integral part of these statements.
                                       5

                 BEAUTICONTROL  COSMETICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents
                                   (Unaudited)

                                                Three Months Ended
                                              February 28,   February 28,
                                                  1995          1994
      Net cash provided by (used in)
      operating activities                       $(840,776)    $1,204,173

      Cash flows from investing activities:
         Proceeds from sale of investments       2,203,000        844,372
         Proceeds from sale of property and
         equipment                                       -          1,700
         Purchase of property and equipment       (194,058)      (393,292)
         Purchase of investments                  (976,972)      (795,762)
         Purchase of other assets                  (28,142)             -

            Net cash provided by (used in)
         investing activities                    1,003,828       (342,982)

      Cash flows from financing activities:
         Proceeds from issuance of common
         stock                                          52        613,052
         Purchase of common stock for
         treasury                                 (234,375)             -
         Dividends paid                           (697,615)      (464,533)
            Net cash provided by (used in)
         financing activities                     (931,938)       148,519

      Net increase (decrease) in cash and
       cash equivalents                           (768,886)     1,009,710

      Cash and cash equivalents at the
       beginning of the period                   3,275,303      4,268,913

      Cash and cash equivalents at the end
       of the period                            $2,506,417     $5,278,623

      The accompanying notes are an integral part of these statements.

                                        6

                    BEAUTICONTROL COSMETICS, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                QUARTERS ENDED FEBRUARY 28, 1995 AND FEBRUARY 28, 1994


     Note 1 - Basis of Presentation

     In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position as of February 28, 1995 and November 30, 1994 and the result of operations and cash flows for the three months ended February 28, 1995 and February 28, 1994. The results for the three months ended February 28, 1995 are not necessarily indicative of the results for the year.

     While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes included in the Company's annual report on Form 10-K for the year ended November 30, 1994.

     Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

     Results of Operation

     Quarters Ended February 28, 1995 and February 28, 1994. Net sales increased 9% from $16,825,000 in 1994 to $18,238,000 in 1995. The Company continued its focus on new products in the first quarter of 1995 with the addition of three extension products to the very successful Regeneration line, new Perfecting Creme to Powder foundations in 20 shades, new lip and eye pencils, and Body Glue, (a revolutionary roll-on adhesive to keep clothing and accessories in place). New product sales combined with the strong sales of the current product line generated the increase in sales over 1994.

     Cost of goods sold as a percent of sales decreased from 25.6% in 1994 to 23.1% in 1995 due to the shift in product mix as a percent of sales from 80% for products for resale in 1994 to 87% in 1995. Products for resale carry a higher gross margin than other products (sales aids). This decrease was offset by the increase in selling, general and administrative expenses.

     Selling, general and administrative expenses as a percent of sales increased from 60.8% in 1994 to 62.9% in 1995. This increase is due to the increase in the sales of products for resale which raised overall commission expense.

     Other income and expenses increased from $76,000 in 1994 to $131,000 in 1995, mostly due to the increase in interest income generated by higher interest rates.

     Net income increased from $1,714,000 in 1994 to $1,732,000 in 1995 as a result of the sales increase in 1995 as compared to 1994. Additionally, income for the first quarter of 1994 included a onetime increase in income of $172,000 from the cumulative effect of the adoption of Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes."

     Liquidity and Capital Resources

     The Company's primary source of liquidity is funds provided by operations. Management believes that these funds will be sufficient to meet present and foreseeable capital needs.

     The Company's cash position decreased by $769,000 from $3,275,000 at November 30, 1994 to $2,506,000 at February 28, 1995 due to the increase in inventory to support the introduction of new products, the $.105 per share dividend or $698,000 paid in the quarter, $194,000 spent to purchase additional property and equipment and $234,000 spent for stock repurchase. Under a plan previously authorized by the Board of Directors the Company can repurchase shares of its common stock in the open market when they are believed to be undervalued. In the first quarter of 1995, the Company repurchased 17,500 shares of common stock.

     The Company has a $10,000,000 line of credit available to use primarily for share repurchase in the event that the Company believes its stock is undervalued and operating cash is needed for the business. This line of credit reduces to $8,000,000 on May 1, 1995 and decreases by $2,000,000 per year thereafter if unused.

                             PART II. OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K

          (a)  Exhibits

               Index to Exhibits

                 11       BeautiControl Cosmetics, Inc. and Subsidiaries -
                             Computation of Earnings per Common
                               Share - filed herewith at page 11.

          (b)  Reports on Form 8-K

               None

                                      SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        BeautiControl Cosmetics, Inc.

                                              (Registrant)



     Date:     4/11/95             /s/    RICHARD W. HEATH
                                   Richard W. Heath
                                   President, Chief Executive Officer



     Date:     4/11/95             /s/       VICKI S. MILLER
                                   Vicki S. Miller
                                   Senior Vice President-Finance
                                   Principle Financial Officer

                                                         EXHIBIT 11

                    BEAUTICONTROL COSMETICS, INC. AND SUBSIDIARIES
                      COMPUTATION OF NET INCOME PER COMMON SHARE

                                                  Three Months Ended
                                              February 28,  February 28,
                                                    1995        1994
      Income before cumulative effect of change
       in accounting principle                    $1,731,662   $1,541,834

      Cumulative effect of change in accounting
       principle*                                        -        172,053

      Net income applicable to common stock       $1,731,662   $1,713,887

      Common and common equivalent share:
         Weighted averge common shares
          outstanding                              6,648,101    6,641,924
         Net effect of dilutive stock options
          based on the treasury stock method
          using average market price                 360,654      358,920
         Weighted average common and common
          equivalent shares                        7,008,755    7,000,844

      Earnings per common and common equivalent
      share:
         Before cumulative effect of change in
          accounting principle*                    $     .25     $    .22
         Cumulative effect of change in
          accounting principle*                        -              .02

      Net income per common and common
      equivalent share                             $     .25      $   .24

      Common share - assuming full dilution:
         Weighted average common shares
           outstanding                             6,648,101    6,641,924
         Net effect of dilutive stock options
           based on the treasury stock method
           using the greater of the average or
           ending market price                       360,659      358,949
      Weighted average common shares - assuming
         full dilution                             7,008,760    7,000,873

      Earnings per common share - assuming full
       dilution:
         Before cumulative effect of change in
           accounting principle                   $      .25      $   .22
         Cumulative effect of change in
           accounting principle                        -              .02
      Net income per common share - assuming
       full dilution                              $      .25      $   .24

      * Cumulative effect of change in accounting principle reflects the impact of the adoption of Statement of Financial
            Accounting   Standards No. 109  "Accounting for Income
            Taxes" which supercedes Statement of Financial Accounting Standards No. 96.
                                       11