Form 10-Q
period 1995-05-31
BEAUTICONTROL COSMETICS INC
filed 1995-07-14
CIK 788330

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


   X           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

                    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended   May 31, 1995        Commission File Number    0-14449

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

Indicated below is the number of shares outstanding of each class of the registrant's common stock, as of July 7, 1995.


Title of Each Class of Common Stock          Number of Shares Outstanding

   Common Stock, $0.10 par value                  6,576,986 shares


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
                                   (UNAUDITED)

                                     ASSETS
                                             May 31,    November 30,
                                                 1995      1994

 CURRENT ASSETS
    Cash and cash equivalents              $ 3,036,157    $3,275,303
    Short-term investments                   1,103,730     2,526,808
    Accounts receivable-net of
      allowance for doubtful accounts
      of $269,100 and $291,100 at
      May 31, 1995 and
      November 30, 1994, respectively          328,548       308,414
    Inventories
       Raw materials                         5,500,610     5,538,426
       Finished goods                        5,561,965     4,613,823
                                            11,062,575    10,152,249
    Deferred income taxes                      903,770       903,770
    Other current assets                       633,459       834,290

    Total current assets                    17,068,239    18,000,834


 PROPERTY AND EQUIPMENT, AT COST            19,483,455    18,906,585
    LESS ACCUMULATED DEPRECIATION
     AND AMORTIZATION                        9,521,820     8,653,705
                                             9,961,635    10,252,880

 OTHER ASSETS
    Cost in excess of net tangible
    assets, acquired, net of
    amortization of $662,800 and
    $629,700 at May 31, 1995 and
    November 30, 1994, respectively          1,988,487     2,021,629
    Investments in bonds (at cost)           3,759,798     4,227,254
    Other, net of amortization of
    $460,400 and $449,100 at May
    31, 1995 and November 30, 1994,
    respectively                               424,388       432,174

       Total assets                        $33,202,547   $34,934,771

 The accompanying notes are an integral part of these financial statements.

                 BEAUTICONTROL COSMETICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                         May 31,        November 30,
                                            1995            1994

 CURRENT LIABILITIES
    Accounts payable - trade               $2,904,563     $3,825,867
    Sales tax payable                         935,914        833,262
    Accrued commissions                     1,531,131      1,446,265
    Accrued compensation                      418,171      1,240,693
    Accrued awards                            287,537        441,268
    Accrued liabilities                     1,185,368      1,631,379
    Deferred income                           987,392      1,434,775
    Income taxes payable                      183,169           -
       Total current liabilities            8,433,245     10,853,509

 DEFERRED INCOME TAXES                        293,674        293,674

 STOCKHOLDERS' EQUITY
    Preferred stock
       Authorized - 1,000,000 shares,
       $.10 par value
       Issued and outstanding - none
    Common stock
       Authorized - 20,000,000 shares,
       $.10 par value
       Issued - 9,474,411 and
       9,466,616 shares at May
       31, 1995 and November 30, 1994,
       respectively                           947,441        946,662
       Capital in excess of par value      12,471,754     12,471,754
       Retained earnings                   33,422,508     31,657,996
                                           46,841,703     45,076,412

    Less cost of 2,890,075 and
    2,805,175 common shares held in
    treasury at May 31, 1995 and
    November 30, 1994                      22,366,075     21,288,824
                                           24,475,628     23,787,588
       Total liabilities and
       stockholders' equity               $33,202,547    $34,934,771


 The accompanying notes are an integral part of these statements.

                 BEAUTICONTROL COSMETICS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                               Three Months Ended      Six Months Ended
                             May 31,      May 31,      May 31,        May 31,
                              1995        1994         1995            1994
 Sales                       $19,363,117  $18,017,534  $37,646,295   $34,842,872
 Cost of goods sold            4,788,322    4,276,861    9,008,127     8,585,624
    Gross profit              14,574,795   13,740,673   28,638,168    26,257,248

 Selling expenses              8,281,010    6,955,475   15,839,096    13,502,948
 General and
 administrative expenses       4,219,272    4,079,931    8,168,991     7,755,118
                              12,500,282   11,035,406   24,008,087    21,258,066

    Income from operations     2,074,513    2,705,267    4,630,081     4,999,182

 Other income and expenses
    Interest income               77,191       63,451      157,917       118,233
    Other, net                    73,616       29,162      123,941        50,441
                                 150,807       92,613      281,858       168,674
    Income before income
    taxes                      2,225,320    2,797,880    4,911,939     5,167,856
 Income taxes                    798,114      973,601    1,753,071     1,801,743

 Income before cumulative
 effect of change in
 accounting principle         $1,427,206   $1,824,279   $3,158,868    $3,366,113
 Cumulative effect of
 change in accounting
 principle*                      -                  -            -       172,053
 Net income                  $ 1,427,206  $ 1,824,279  $ 3,158,868   $ 3,538,166

 Earnings per common and
 common equivalent share:
    Before cumulative
    effect of change in
    accounting principle      $     0.21   $     0.26        $0.45         $0.48
    Cumulative effect of
    change in accounting
    principle*                   -                  -            -          0.02
    Net income                $     0.21   $     0.26        $0.45         $0.50

 Weighted average common
 and common equivalent shares  6,919,347    7,012,942    6,964,229     7,007,132

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

                 BEAUTICONTROL  COSMETICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents
                                   (Unaudited)


                                              Six Months Ended

                                             May 31,      May 31,
                                               1995         1994

 Net cash provided by (used in)
 operating activities                      $  954,739     $4,073,481

 Cash flows from investing activities:
    Proceeds from sale of investments       2,868,000      3,244,372
    Purchase of investments                  (976,972)    (5,305,266)
    Purchase of property and equipment       (576,868)    (2,076,384)
    Purchase of other assets                  (37,217)      (115,944)

       Net cash provided by (used in)
    investing activities                    1,276,943     (4,253,222)

 Cash flows from financing activities:
    Proceeds from issuance of common
    stock                                         779        833,661
    Purchase of common stock for
    treasury                               (1,077,251)      (678,438)
    Dividends paid                         (1,394,356)      (933,773)
       Net cash provided by (used in)
    financing activities                   (2,470,828)      (778,550)

 Net increase (decrease) in cash and
  cash equivalents                           (239,146)      (958,291)

 Cash and cash equivalents at the
  beginning of the period                   3,275,303      4,268,913

 Cash and cash equivalents at the end
  of the period                            $3,036,157     $3,310,622



 The accompanying notes are an integral part of these statements.

                 BEAUTICONTROL COSMETICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  QUARTERS ENDED MAY 31, 1995 AND MAY 31, 1994

Note 1 - Basis of Presentation

In  the  opinion   of  the  Company,  the  accompanying  consolidated  financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position as of May 31, 1995 and November 30, 1994 and the result of operations and cash flows for the three and six months ended May 31, 1995 and May 31, 1994. The results for the three and six months ended May 31, 1995 are not necessarily indicative of the results for the year.

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

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operation

Quarters Ended May 31, 1995 and May 31, 1994. Net sales increased 7% from $18,018,000 in 1994 to $19,363,000 in 1995. The major factor contributing to the increase in sales was the introduction of the Company's revolutionary health and beauty nutritional supplements, Within Beauty. Although Within Beauty was extremely well-received by the Company's consultants, the Company did not experience the incremental sales productivity that was anticipated from this new category due to partial trade-off of other product sales. This fact coupled with continuing moderate recruiting of new consultants led to missing the quarterly sales objective by 6%. The Company will continue to analyze and address its recruiting challenge, knowing that any long-term changes in this area of the business must be well thought-out and planned before implementation.

Cost of goods sold as  a percent of sales increased from  24% in 1994 to 25%  in
1995 due to   the nutritional supplements carrying a slightly  lower margin than the Company's other retail products.

Selling, general and administrative expenses increased as a percent of sales from 61% in 1994 to 65% in 1995. This increase is primarily attributable to the onetime costs of $750,000 incurred to educate the consultants on the new product category, improve communications with the consultant sales force and explore international opportunities.

Other income, net, increased from $93,000 in 1994 to $151,000 in 1995 due to a premium refund from the Company's health insurer for favorable claim experience.

Due to the factors stated above, net income of $1,427,000 for the second quarter of 1995 was down 22% when compared to $1,824,000 for the same period in 1994.

Six Months ended  May 31, 1995  and May 31, 1994.   Net sales increased  8% from

$34,843,000 in the first six months of 1994 to $37,646,000 in the first six months of 1995. Continued high sales of skin care products coupled with successful product introductions contributed to this sales increase. This year-to-date sales increase was below the Company's planned objective due to the continuing moderate recruiting of new consultants. The Company will focus the second half of 1995 on improved recruiting along with new product introductions.

A 5% of sales shift in product line mix from sales aids with lower margins to retail products with higher margins decreased cost of goods sold from 25% in 1994 to 24% in 1995 for the first half of the year. This decrease is offset by higher overall commission expense as a result of higher sales of retail products. The decrease in cost of goods experienced in the first half of 1995 may not continue for the remainder of the year as the Company focuses on recruiting, due to the lower gross margins of the demonstration kits purchased by new recruits.

Selling, general and administrative expenses increased from 61% for the first six months of 1994 to 64% for the same period in 1995. Directly attributable to the increase are the increased overall commission expense and the expenses incurred as stated in the results of operations for the second quarter of 1995.

Other income, net, increased from $169,000 in 1994 to $282,000 due primarily to the premium refund from the Company's health insurer.

Resulting from the factors stated above, (and the onetime addition of $172,000 to net income in 1994 from the adoption of Statement of Financial Standards No. 109 "Accounting for Income Taxes"), net income decreased for the first half of 1995 when compared to the first half of 1994 from $3,538,000 to$3,159,000. Liquidity and Capital Resources

The Company's primary source of liquidity is funds provided by operations. Management believes that these funds will be sufficient to meet present and foreseeable capital needs.

The Company's cash position decreased by $239,000 from $3,275,000 at November 30, 1994 to $3,036,000 at May 31, 1995. Significant uses of cash included repurchasing 84,900 shares of Company stock at $1,077,000 and the payment of dividends of $.105 per share or $1,394,000. Additionally, the Company spent $577,000 on property and equipment. Under a plan previously authorized by the Board of Directors, the Company can repurchase shares of its common stock in the open market from time-to-time when they are believed to be undervalued.

Effective June 30th, the Company established an operating company in the United Kingdom that is an 80% owned subsidiary. The new UK company is called BeautiControl International Ltd. and was created by purchasing the assets of a small direct selling company that markets costume jewelry. This investment will allow the Company to market its skin care and cosmetic products in the UK through an existing consultant base while continuing to build the jewelry business. The cash outlay for the balance of 1995 is expected to be approximately $500,000, with minimal impact on the Company's consolidated sales and earnings for 1995.

The Company has a $8,000,000 line of credit available to use primarily for share repurchase and operating cash if needed for the business. This line of credit reduces by $2,000,000 per year if unused.

                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

          Index to Exhibits

            11       BeautiControl Cosmetics, Inc. and Subsidiaries -
                        Computation of Earnings per Common
                          Share - filed herewith at page 12.

     (b)  Reports on Form 8-K

          None

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   BeautiControl Cosmetics, Inc.

                                         (Registrant)



Date:     7/12/95             /s/    RICHARD W. HEATH
                              Richard W. Heath
                              President, Chief Executive Officer



Date:     7/12/95             /s/       VICKI S. MILLER
                              Vicki S. Miller
                              Senior Vice President-Finance
                              Principle Financial Officer