Form 10-Q
period 1995-08-31
BEAUTICONTROL COSMETICS INC
filed 1995-10-13
CIK 788330

FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549


        X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


   For Quarter Ended   August 31, 1995  Commission File Number    0-14449

                          BeautiControl Cosmetics, Inc.

               (Exact name of registrant as specified in its charter)


                 Delaware                                 75-2036343
 (State or other jurisdiction of            (I.R.S. Employer Identification
  incorporation or organization              number)


                       2121 Midway, Carrollton, TX  75006

          (Address including zip code of principal executive offices)

                                214/458-0601

              (Registrant's telephone number including area code)

     Indicated below is the number of shares outstanding of each class of the registrant's common stock, as of October 11, 1995.


     Title of Each Class of Common Stock          Number of Shares Outstanding

         Common Stock, $0.10 par value                  6,263,761 shares


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
      Yes     X         No

                                                     Page 1 of 8 sequentially
                                                     numbered pages

                              PART 1. FINANCIAL INFORMATION

        Item 1.  Financial Statement

              Index to BeautiControl Cosmetics, Inc. Consolidated Financial Statement



                                                                 Page
        Balance Sheet                                             3-4

        Statements of Income                                        5

        Statements of Cash Flows                                    6

        Notes to Financial Statements                               7

                      BEAUTICONTROL COSMETICS, INC. AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS
                                       (UNAUDITED)
                                          ASSETS
                                                   August 31,   November 30,
                                                      1995         1994

        CURRENT ASSETS
           Cash and cash equivalents                 $ 490,885    $3,275,303
           Short-term investments                      947,250     2,526,808
           Accounts receivable-net of
             allowance for doubtful accounts
             of $318,700 and $291,100 at
             August 31, 1995 and
             November 30, 1994, respectively           515,633       308,414
           Inventories
              Raw materials                          5,245,715     5,538,426
              Finished goods                         5,725,063     4,613,823
                                                    10,970,778    10,152,249
           Deferred income taxes                       903,770       903,770
           Other current assets                        671,123       834,290

           Total current assets                     14,499,439    18,000,834


        PROPERTY AND EQUIPMENT, AT COST             20,056,991    18,906,585
           LESS ACCUMULATED DEPRECIATION
            AND AMORTIZATION                        10,023,286     8,653,705
                                                    10,033,705    10,252,880

        OTHER ASSETS
           Cost in excess of net tangible
           assets, acquired, net of
           amortization of $679,400 and
           $629,700 at August 31, 1995 and
           November 30, 1994, respectively           1,971,917     2,021,629
           Investments in bonds (at cost)            3,145,342     4,227,254
           Other, net of amortization of
           $467,200 and $449,100 at August
           31, 1995 and November 30, 1994,
           respectively                                594,047       432,174

              Total assets                         $30,244,450   $34,934,771

        The accompanying notes are an integral part of these financial statements.

                                            2

                       BEAUTICONTROL COSMETICS, INC. AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS
                                        UNAUDITED)
                           LIABILITIES AND STOCKHOLDERS' EQUITY
                                                   August 31,   November 30
                                                      1995          1994
        CURRENT LIABILITIES
           Accounts payable - trade                $2,732,416     $3,825,867
           Sales tax payable                          973,909        833,262
           Accrued commissions                      1,707,328      1,446,265
           Accrued compensation                       483,456      1,240,693
           Accrued awards                             228,376        441,268
           Accrued liabilities                      1,687,851      1,631,379
           Deferred income                            677,864      1,434,775
           Income taxes payable                       149,795           -
                                                    8,640,995     10,853,509

        DEFERRED INCOME TAXES                         293,674        293,674

        STOCKHOLDERS' EQUITY
           Preferred stock
              Authorized - 1,000,000 shares,
              $.10 par value
              Issued and outstanding - none
           Common stock
              Authorized - 20,000,000 shares,
              $.10 par value
              Issued - 9,476,761 and 9,466,616
              shares at August 31, 1995 and
              November 30, 1994, respectively         947,676        946,662
           Capital in excess of par value          12,471,754     12,471,754
           Retained earnings                       33,630,349     31,657,996
                                                   47,049,779     45,076,412

           Less cost of 3,184,775 and 2,805,175
           common shares held in treasury at
           August 31, 1995 and November 30, 1994   25,739,998     21,288,824
                                                   21,309,781     23,787,588

           Total liabilities and stockholders'
              equity                              $30,244,450    $34,934,771

        The accompanying notes are an integral part of these statements.

                                      3

                      BEAUTICONTROL COSMETICS, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF INCOME
                                       (Unaudited)

                                 Three Months Ended      Nine Months Ended
                             August 31,   August 31,   August 31,    August 31,
                               1995       1994           1995           1994

   Sales                     $17,905,604  $17,306,469   $55,551,899  $52,149,341

   Cost of goods sold          4,708,219    4,171,460    13,716,346   12,757,084

      Gross profit            13,197,385   13,135,009    41,835,553   39,392,257

   Selling expenses            7,856,756    7,134,257    23,695,852   20,637,205

   General and
   administrative expenses     3,989,949    3,835,341    12,158,940   11,590,459
                              11,846,705   10,969,598    35,854,792   32,227,664

       Income from
       operations              1,350,680    2,165,411     5,980,761    7,164,593

   Other income/expenses          61,610       66,130       219,527      184,363
       Interest income            76,828       44,282       200,769       94,723
       Other, net                138,438      110,412       420,296      279,086


       Income before income
       taxes                   1,489,118    2,275,823     6,401,057    7,443,679
   Income taxes                  582,302      809,158     2,335,373    2,610,901

   Income before
   cumulative effect of
   change in accounting
   principle                     906,816    1,466,665     4,065,684    4,832,778
   Cumulative effect of
   change in accounting
   principle                     -                  -             -      172,053

   Net income                  $ 906,816  $ 1,466,665   $ 4,065,684  $ 5,004,831

   Earnings per common and
   common equivalent
   share:
     Before cumulative
       effect of change in
       accounting principle    $     .13  $       .21   $       .59  $       .69
       Cumulative effect of
       change in accounting
       principle*                      -            -             -          .02

   Net income                  $     .13  $       .21   $       .59  $       .71

   Weighted average common and
   common equivalent           6,752,384    7,029,443     6,893,001    7,007,962

    * Cumulative effect of change in accounting principle reflects the impact of the adoption of Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" which supersedes Statement of Financial Accounting Standards No. 96.

          The accompanying notes are an integral part of these statements.

                                          4

                      BEAUTICONTROL  COSMETICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Increase (Decrease) in Cash and Cash Equivalents
                                        (Unaudited)

                                                      Nine Months Ended
                                                   August 31,   August 31,
                                                      1995        1994
        Net cash provided by (used in)
        operating activities                       $2,407,633    $6,264,791

        Cash flows from investing activities:
           Proceeds from sale of investments        3,628,000     3,653,372
           Purchase of investments
           Purchase of property and equipment        (976,972)   (6,323,705)
           Purchase of other assets                (1,092,953)   (2,416,611)
                                                     (214,176)     (115,944)
              Net cash provided by (used in)
               investing activities                 1,343,899    (5,202,888)

        Cash flows from financing activities:
           Proceeds from issuance of common
           stock                                        1,014       852,811
           Purchase of common stock for
           treasury                                (4,451,174)     (817,188)
           Dividends paid                          (2,085,790)   (1,400,324)
              Net cash provided by (used in)
           financing activities                    (6,535,950)   (1,364,701)

        Net increase (decrease) in cash and
         cash equivalents                          (2,784,418)     (302,798)

        Cash and cash equivalents at the
         beginning of the period                    3,275,303     4,268,913

        Cash and cash equivalents at the end
         of the period                                490,885     3,966,115

        Supplemental Cash Flow Information:
         Income Taxes                              $2,080,400    $1,898,600
         Interest                                           -             -

        The accompanying notes are an integral part of these statements.

                    BEAUTICONTROL COSMETICS, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  QUARTERS ENDED AUGUST 31, 1995 AND AUGUST 31, 1994


          Note 1 - Basis of Presentation

          In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position as of August 31, 1995 and November 30, 1994 and the results of operations and cash flows for the three and nine months ended August 31, 1995 and August 31, 1994. The results for the three and nine months ended August 31, 1995 are not necessarily indicative of the results for the year.

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

          Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

                                        5

          Results of Operation

          Quarters Ended August 31, 1995 and August 31, 1994. Net sales were $17,906,000 for the third quarter of 1995, a 3.5% increase over net sales of $17,306,000 for the same period in 1994. Special pricing on existing products contributed to the increase in sales over 1994. Sales growth was low caused to some extent from greater focus by the Company s Consultants on recruiting (than on selling) during the Company s current recruiting drive.

          Cost of goods sold increased to 25% of sales in 1995 compared to 24% of sales in 1994. With the focus shifting to recruiting, more sales demonstration kits carrying low margins were sold to new recruits driving the increase in cost of goods sold.

          Selling, general and administrative expenses rose to 66% of sales in 1995 from 63% of sales in 1994. This increase is primarily due to the approximate $400,000 spent on the current recruiting promotion running through September and $84,000 spent on new and international market development.

          Other income, net, was $138,000 compared to $110,000 for the same period in 1994.

          Net income declined to $907,000 in 1995 from $1,467,000 in 1994 due to the factors stated above and the $92,000 in losses from the Company s recently purchased United Kingdom subsidiary.

          Nine Months ended August 31, 1995 and August 31, 1994. Sales increased to $55,552,000 for the first nine months of 1995 compared to $52,149,000 for the same period in 1994. Successful product introductions and skin care sales continue to support sales.

          Cost of goods as a percent of sales increased to 25% in 1995 from 24% in 1994. The increase is due to the third quarter shift in sales from retail products with higher margins to sales demonstration kits (with lower margins) purchased by new recruits. Offsetting this third quarter increase in cost of goods, is the overall shift in the Company s product mix for the year from sales aids items carrying low margins to retail products with higher margins.

          Selling, general and administrative costs were 65% of sales or $35,855,000 in 1995 compared to 62% of sales or $32,228,000 in
          1994. The Company has incurred additional costs in 1995 on improving education and communication with the Company s Consultants and the items previously stated. Also impacting selling, general and administrative costs is the increased commission expense as a result of the change in product mix from sales aids items to retail products.

          Other income, net, increased to $420,000 in 1995 from $279,000 in 1994 primarily due to a premium refund from the Company s health insurer.

          Resulting from the factors stated above, (and the onetime addition of $172,000 to net income in 1994 from the adoption of Statement of Financial Standards No. 109 Accounting for Income Taxes ), net income was $4,066,000 for the first nine months of 1995 compared to $5,005,000 for the same period in 1994.

          Liquidity and Capital Resources

          The Company's primary source of liquidity is funds provided by operations.

          The Company s cash position decreased to $491,000 at August 31, 1995 from $3,275,000 at November 30, 1994. The Company invested $4,451,000 to repurchase 379,600 shares of its stock, paid dividends of $2,086,000 and paid $1,093,000 for additional property and equipment. Under a plan previously authorized by the Board of Directors, the Company may repurchase shares of its common stock when they are believed to be undervalued. The Company has authorized 768,725 remaining shares for repurchase.

          The Company renegotiated its line of credit to reinstate it from $8,000,000 to $10,000,000. The use of the line of credit is primarily for share repurchase and operating cash if needed for the business. This line of credit reduces by $2,000,000 per year if unused and if not reinstated.

                             PART II. OTHER INFORMATION

          Item 6.  Exhibits and Reports on Form 8-K

               (a)  Exhibits

                    Index to Exhibits

                      11 BeautiControl Cosmetics, Inc. and Subsidiaries - Computation of Earnings per Common Share - filed herewith at page 8.

               (b)  Reports on Form 8-K

                    None

                                      SIGNATURES



          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             BeautiControl Cosmetics, Inc.

                                                   (Registrant)


          Date:     10/12/95           /s/  RICHARD W. HEATH
                                            Richard W. Heath
                                            President, Chief Executive
          Officer



          Date:     10/12/95           /s/  M. DOUGLAS TUCKER
                                            M. Douglas Tucker
                                            Senior Vice President-Finance
                                            Principle Financial Officer