Form 10-K
period 1995-11-30
BEAUTICONTROL COSMETICS INC
filed 1996-02-28
CIK 788330

UNITED STATES
                           SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D.C.  20549

                                        FORM 10-K

              X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934


  For the fiscal year ended November 30, 1995  Commission File Number 0-14449

                             BeautiControl Cosmetics, Inc.
                   (Exact name of registrant as specified in its charter)

           Delaware                                         75-2036343
 (State or other jurisdiction of         (I.R.S. Employer Identification
    incorporation or organization)                              number)

   2121 Midway, Carrollton, TX                                   75006
 (Address of principal executive offices)                      (Zip Code)

   214/458-0601
 (Registrant's telephone number including area code)

  Securities registered pursuant to Section 12(b) of the Act:
   None

  Securities registered pursuant to Section 12(g) of the Act:
   Common Stock, $.10 par value

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
         Yes X              No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ X ]

  Aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the registrant as of February 9, 1996, computed by reference to the closing sale price of the registrant's Common Stock on the NASDAQ National Market System on such date, was approximately $56,168,000.

  Number of shares of the registrant s Common Stock outstanding as of February 9, 1996: 5,912,461

                   DOCUMENTS INCORPORATED BY REFERENCE
     1. Certain portions of the registrant s definitive Proxy
        Statement in connection with the 1996 Annual Meeting of Stockholders to be held on April 2, 1996 are incorporated by reference into Part III of this report.

                                      PART  I


          Item 1.  Business

          General

          BeautiControl Cosmetics, Inc. is a leading manufacturer and direct seller of skin care, cosmetics, nail care, toiletries, health and beauty supplements and related products for women. The Company sells its products through independent sales persons, called Skin Care and Image Consultants ("Consultants"), who purchase the products from BeautiControl and then sell them directly to consumers in the home or workplace.

          The Company presents itself as "The World's Premier Skin Care and Image Company", offering a "Total Skin Care and Image Solution" to women through its many value added services.
          These services include Skin Condition Analysis, Color Analysis, Image Analysis and Makeup/Fashion Personality Analysis and are typically offered to the client at no charge.

          Skin Condition Analysis utilizes the patented product "Skin Sensors" to assist the Consultant in analyzing the customer's skin condition. This enables the Consultant to recommend the specific customized skin care regimen required to meet the individual needs of each consumer.

          Color analysis, an image-enhancing service, allows the matching of color-coded cosmetics with a customer's natural coloring, helping customers select the most flattering color choices. A computer-assisted head-to-toe image analysis referred to as the Personal Image Profile is used to provide women with specific recommendations on makeup, fashion and accessory styles to create each individual's best image.

          These services, combined with products that are fragrance free, dermatologist, sensitivity, allergy and ophthalmologist tested, and which are also certified as non-comedogenic, constitute the "Total Skin Care and Image Solution" offered by the Company.

          The Company is incorporated under the laws of the State of Delaware and maintains its principal executive offices at 2121 Midway Road, Carrollton, Texas 75006.

          Products

          The Company's products consist of skin care products, cosmetic makeup products, nail care products, fragrances, health and beauty supplements and color and image analysis accessories.

          The Company believes that skin care and cosmetic products sold at retail may generally be grouped in three price categories: the least expensive are generally sold in drug stores and supermarkets; moderately priced and premium priced products are generally sold in leading department stores and specialty shops. Although the Company's skin care products and cosmetic makeup products are considered by the Company to be comparable in quality and image to premium priced products, the Company suggests that Consultants sell the Company's products at retail prices which the Company believes are equivalent to those moderately priced products sold in leading department stores and specialty shops.

          Cosmetic, color analysis and image analysis accessories sold by the Company to its Consultants include sales demonstration kits and literature, sample size products, Skin Condition Analysis supplies, books of color swatches which are used by customers to help select appropriate colors and shades, and the Personal Image Profile questionnaire packet and related supplies. These accessories are used primarily as hostess gifts, gifts with purchase, business supplies or sales aids, and in some cases are for sale to customers.

          During 1995 the Company introduced its revolutionary health and beauty supplements line, Within Beauty . This new product line includes hair and nail supplements, skin condition supplements and supplements designed for the different stages of a women s life.

          Marketing and Distribution

          The Company's skin care, cosmetics and related products are sold through Consultants who are independent contractors, not employees of the Company.

          Consultants may sell the Company's products through home demonstrations called Skin Care and Color Clinics ("Clinics"). Consultants also make individual sales to customers previously introduced to the Company's products at a Clinic.
          Additionally, Consultants are encouraged to market the products through personal consultations and product brochure sales in order to utilize multiple selling opportunities.

          In order to provide immediate product delivery, Consultants generally maintain a small inventory of Company products. Consultants make their own payment arrangements with their customers. The Company clears credit card payments to Consultants for selected credit cards, presently MasterCard, Visa, Discover Card and American Express.

          The Company sells its products to its Consultants on a payment-in-advance basis. Consultants pay for the Company's products by wire transfer, Western Union Quick Collect, cashier's check, money order or credit card except in the case of a Consultant's inventory order placed at training where, after credit approval, the Consultant may pay by personal check. Consultants are offered the Company's products at wholesale discounts from suggested retail prices for resale to their customers. These wholesale discounts range from 25% to 55% based upon the timing and dollar amount of the Consultant's order. Sales taxes are generally prepaid to the Company by Consultants for transmittal to taxing authorities.

          The Company maintains inventory which generally permits the Company to ship goods in response to an order within 72 hours of the Company's receipt of the order.

          The Company relies primarily upon United Parcel Service and United States parcel post and mail to ship products from its distribution facility in Dallas, Texas.

          Under the Client Connection Program, direct mailings to consumers are made by the Company a minimum of four times a year. This direct mailing program allows the Company to communicate directly with the consumer and encourages the consumer to contact her Consultant to reorder cosmetic products.

          The consumer may order cosmetics either from the Consultant or directly from the Company by mail or by dialing a toll-free "800" number. The Consultant earns a sales commission regardless of the purchase method.

          The sales efforts of Consultants are also supported through Company-sponsored seminars and sales conferences held several times each year in various locations.

          Consultants may advance to the level of Senior Consultant by achieving specified standards for introducing to the Company
          individuals who also become Consultants ("Recruits").   A non-
          fluctuating percentage commission is paid to this level of Consultant based upon products purchased by the new Recruits for resale to customers and based on the Senior Consultant maintaining a certain personal monthly purchase volume. The commission is paid monthly as long as both the Recruiter and new Consultant remain active with the Company and the Recruiter maintains a certain personal purchase volume and her Senior Consultant status. At this level, the Consultant is also entitled to purchase products from the Company at a 50% discount regardless of the order size. A Consultant who has met further recruiting standards may qualify as a Unit VIP and thereby earn a higher percentage commission. This commission percentage is based on the Unit VIP's personal purchase volume and her Recruits purchase volume. By meeting additional recruiting and sales goals, a Unit VIP may qualify for the Unit Manager level. As a Unit Manager, the Consultant earns a higher percentage commission on product sales of her unit and is entitled to either drive an automobile furnished by the Company or receive a cash bonus. Upon meeting certain higher recruiting and sales levels, a Unit VIP or a Unit Manager may be appointed as a Unit Director ("Director"). In addition to the commissions on product sales of her unit and a higher automobile or cash option, each Consultant who advances to Director status is eligible to receive a leadership development bonus for any members of her unit who become Directors themselves. A unit generally includes all Consultants recruited directly by the Director or indirectly through Consultants recruited by the Director, who actively order from the Company and who have not themselves become Directors. Each Director also receives a commission on products purchased for resale by units headed by former members of her unit. In addition to the foregoing, the Company sponsors programs through which bonuses and prizes are awarded to Consultants who reach certain levels of performance in sales and in attracting new Consultants.

          The Company discontinues its relationship with Consultants who fail to maintain a certain level of sales activity on a regular basis.

          Manufacturing

          The Company's manufacturing facility is located in Carrollton, Texas at which it manufactures or assembles the majority of products sold.

          Of the Company's sales approximately 25% was comprised of items produced by various unaffiliated manufacturers. Such outside manufacturers are used when the Company believes that such firms are able to manufacture products according to Company specifications less expensively than the Company.

          Materials used in the Company's skin care and cosmetic products consist chiefly of readily available ingredients, containers and packaging materials. Such raw materials and components used in goods manufactured and assembled by the Company are available from a number of sources. To date, the Company has been able to secure an adequate supply of raw materials and components for its manufacturing facility. The Company endeavors to maintain relationships with backup suppliers in an effort to ensure that no interruptions in the Company's operations are likely to occur.

          The Company's manufacturing facility includes microbiology/quality control and product development laboratories. These laboratories are intended to facilitate and expedite quality control and to continue the development of new products for the Company. The Company continually engages in research and development activities to improve its existing products and to develop new products. However, during the fiscal years ended November 30, 1993, 1994 and 1995, such activities have not required the expenditure of material amounts.

          Employees

          At February 1, 1995, the Company employed 274 persons, 42 of which were engaged in the manufacture and assembly of the Company's products. None of the Company's employees are represented by a union and the Company considers its employee relations to be good. All employees are required to enter into an agreement with the Company whereby each employee agrees to maintain the confidentiality of customer lists and other sensitive information.

          Trademarks and Patents

          The Company has registered all its trademarks in the United States and Canada and has registered its principal trademarks in several other countries. The Company has the exclusive right to distribute the Skin Condition Analysis product "Skin Sensors" worldwide with the option to renew this exclusive right each year. The Company is licensed to use the following trademarks: "Skinlogics", "Sunlogics" and "Nailogics". The Company has a patent on the formulas for its "Regeneration and Regeneration , alpha-hydroxy acid based, products.

          Competition

          The cosmetics industry is a highly fragmented and competitive market which is sensitive to changing consumer preferences and demands. There are many large and well known cosmetics companies that manufacture and sell broad lines of skin care products and cosmetics through retail establishments. The Company competes with a number of direct sales companies who market skin care and cosmetic products. The Company also competes, to an extent, with other direct sales companies in attracting new Consultants. Many cosmetics companies market products which are better known than the Company's products and many cosmetics companies are larger and have substantially greater resources than the Company.

          The principal bases of competition in the cosmetic business
          generally are marketing, price,  quality   and   newness  of
          products. The Company has attempted to differentiate itself and its products from the industry in general through the use of a number of value-added services previously described and by being technologically at the forefront of the industry. There can be no assurance that similar marketing techniques and products will not be adopted by competitors in the future.

          Regulation

          The Company is subject to regulation by the United States Food and Drug Administration and the Bureau of Alcohol, Tobacco and Firearms of the Treasury Department, as are other manufacturers of cosmetic products. The Company's advertising and sales practices are subject to the jurisdiction of the Federal Trade Commission. In addition, the Company is subject to numerous federal, state, and local laws relating to marketing and to the content, labeling and packaging of its products.

          Various governmental agencies regulate direct selling activities, and the Company has occasionally been requested to supply information regarding its marketing plan to certain of such agencies. Although the Company believes that its method of distribution is in compliance with laws and regulations relating to direct selling activities, there is no assurance that legislation and regulations adopted in particular jurisdictions in the future will not affect the Company's operations.

          In connection with its manufacturing processes, the Company is subject to various governmental regulations governing the discharge of materials into the environment. Compliance with these regulations has not had, and is not anticipated to have, any material impact upon the Company's capital expenditures, earnings or competitive position.

          Item 2.  Properties.

          The Company's corporate headquarters is located in Carrollton, Texas in a building owned by the Company. The manufacturing and warehouse facility is also located in Carrollton, Texas. The Company leases this building under a lease that expires in 1999. The Company's distribution center is housed in a leased building in Dallas, Texas under a lease expiring in 1999. Both leases, at the Company's option, may be extended for an additional 5 years at the fair market rental rate in effect at the time for properties of equivalent use and size in the area.

          Item 3.  Legal Proceedings.

          Neither the Company nor its subsidiaries is a party to any pending proceedings which in Management s opinion, would have a material adverse effect on the financial condition of the Company.

          Item 4.  Submission of Matters to a Vote of Security Holders.

          No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year covered by this report.

          Part II

          Item 5. Market for the Company's Common Stock and Related Stockholder Matters.

          The Common Stock is traded in the over-the-counter market under the symbol BUTI and is quoted on the NASDAQ National Market System.

          The following table sets forth, for the periods indicated, the high and low closing sale prices for the Company s Common Stock on the NASDAQ National Market System.

                                         1995                1994

                                    High       Low       High    Low
              First Quarter       $15.000   $12.750   $14.250  $11.750

              Second Quarter       13.625    11.875    14.250   10.750

              Third Quarter        13.000    10.500    15.500   12.000

              Fourth Quarter       11.750     9.250    15.500   14.000


          The high and low sales prices on February 9, 1996, as quoted on the NASDAQ National Market System were $9.63 and $9.25, respectively.

          As of February 1, 1996, there were approximately 2,200 holders of record of the common stock, including nonobjecting beneficial holders whose stock is held in nominee or street name by broker.

          Cash dividends were paid in each quarter of 1995 at a rate of $.105 per share. In 1994, cash dividends were paid at a rate of $.07 per share for the first three quarters and $.105 per share for the fourth quarter. While it is anticipated that quarterly dividends will continue to be declared, the financial determination will depend upon the future earnings and final position of the Company and such other factors as the Board of Directors may deem appropriate.

 Item 6 - Selected Financial Data
 (In thousands, except per share data)

  BEAUTICONTROL COSMETICS, INC AND SUBSIDIARIES

   INCOME STATEMENT DATA:
                                        Years ended November 30,
                              1995      1994       1993     1992     1991
     Sales                 $74,679   $70,591    $63,936  $60,142  $58,522
     Cost of goods sold     18,920    17,298     16,329   15,825   15,604
     Selling, general
      and administrative
      expenses              48,672    44,238     43,124   37,168   35,518
     Income from operations  7,087     9,055      4,483    7,149    7,400
     Other income
      (expense), net           529       396        204      337      650
     Income before
      income taxes           7,616     9,451      4,687    7,486    8,050
     Income taxes            2,914     3,308      1,590    2,621    2,684
     Income before
      cumulative effect
      of change in
      accounting principle   4,702     6,143      3,097    4,865    5,366
     Cumulative effect of
      change in  accounting
      principle                  -       172          -        -        -
     Net income            $ 4,702   $ 6,315    $ 3,097  $ 4,865  $ 5,366
     Net income per
      share(1)             $  0.70   $  0.88(3) $  0.44  $  0.65  $  0.71
     Dividends per
      share (1)            $  0.42   $ 0.315    $  0.28  $  0.28  $  0.21
    BALANCE SHEET DATA:
     Total assets          $29,354   $34,935    $28,531  $27,960  $28,028
     Working capital         1,949     7,148      6,135    6,182    7,080
     Long-term debt              -         -          -        -        -
     Stockholder's equity   17,318    23,788     19,442   20,612   20,938
    CONSULTANT DATA:
     Number of consultants
      at fiscal year end    45,745(2) 42,108     37,728   32,387   30,027
     Number of sales
      directors at fiscal
      year end                 551       477        421      410      401

           (1) In July 1991, the Company declared three-for-two stock splits in the form of stock dividends. All per share figures are based on the increased number of shares after giving effect to the splits.
           (2) Excludes Consultant from certain test programs.
           (3) Excludes a onetime addition to net income of $.02 per share from the adoption of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, which superceded Statement of Financial Accounting Standards
             No.96.

           Item 7 - Management s Discussion and Analysis of Financial Condition and Results of Operation

           BeautiControl Cosmetics, Inc. (the Company) is a leading manufacturer and direct seller of skin care, cosmetics, health and beauty nutritional supplements and related products. The Company sells its products to independent Consultants who in turn sell to end consumers. Sales figures are based on orders shipped less returns. The percentage of the Company s total sales contributed by various product groups for the period set forth below were as follows:

                                                  Year ended November 30
           Product Groups                          1995     1994     1993
           Skin care products                        46%      49%      41%
           Cosmetic makeup products                  34       32       36
           Nail care products                         1        1        2
           Fragrance and toiletry products            1        1        1
           Cosmetics, color and image
              analysis accessories                   14       17       19
           Nutritional supplements                    4        -        -
           Women s clothing and accessories           -        -        1

           Total sales                              100%     100%     100%

           1995 was a year of investing in the future for the Company. The recent purchase of a United Kingdom company and the establishment of a distributorship in Malaysia helped launch the Company into the international arena. Significant emphasis was placed on recruiting toward the end of the year to build a strong sales force for the future. The Company also invested in broadening its U.S. Hispanic market.

           Plans are in place for 1996, including the test of a more competitive entry and training method, increased leadership compensation along with an improved hostess program and selective expansion into international markets which management believes will allow the company to achieve long-term sales and earnings growth.

           RESULTS OF OPERATIONS OF THE COMPANY
           Fiscal 1995 compared to Fiscal 1994
           Net sales  increased 6% from $70,591,000 in  1994 to $74,679,000 in 1995. This sales increase is due primarily to new product introductions such as Within Beauty TM - a revolutionary health and beauty nutritional supplement system and expansions in product lines such as REGENERATION Extreme Repair and REGENERATION2 which were early year additions to our REGENERATION alpha hydroxy line. Increased consultant count also positively impacted sales.

           The April 1995 introduction of Within Beauty health and beauty supplements contributed to increased sales and also caused a shift in sales from other product lines. A new skin care line introduction in January of 1994 helped propel skin care products to 49% of sales in 1994; in 1995, the Company saw a leveling off of this percentage to 46%. The August 1995 introduction of newly formulated eye shadows and blushes attributed to the increase in cosmetic makeup products from 32% in 1994 to 34% in 1995.

           Gross profit margins decreased slightly in 1995 from 75.5% in 1994 to 74.7% in 1995. The introduction of Within Beauty products which carry a lower margin than skin care products and sales of low margin demonstration kits as a result of the recruiting promotion impacted this percentage in 1995.

           Selling, general and administrative expenses increased as a percentage of sales from 63% to 65% primarily due to $1,557,000 in expenses related to the Within Beauty product launch, development of operations in the United Kingdom, U.S. Hispanic market development and the recruiting promotion.

           Other income and expense, net, increased from $397,000 to $529,000 as a result of increased investment income in the early part of the year and miscellaneous income from sales which were outside the normal course of business.

           The income tax provision for  1995 was $2,914,000 as compared to
           $3,308,000 in 1994.   For a complete analysis, see Note D in the
           notes to the Consolidated Financial Statements.

           Fiscal 1994 compared to Fiscal 1993
           Net  Sales increased 10% from $63,936,000 in 1993 to $70,591,000 in 1994. The overall success for 1994 was attributable to the Company s introduction of state-of-the-art products which allowed the Company to attract and retain new Consultants.

           Sales from the Company s new skin care line introduced in January 1994 in addition to continued strong sales of the Regeneration line and the new Sculptique Body Contouring Creme introduced in October 1994 led to the increase in skin care sales from 41% of sales in 1993 to 49% in 1994. The shift from 36% of sales in 1993 to 32% of sales in 1994 for cosmetic makeup products is attributable to the company s emphasis on skin care sales.

           Cost of goods sold as a percent of sales decreased from 25.5% in

           1993 to 24.5% in 1994 due to the shift in the product mix and the elimination of the clothing line.

           Selling, general and administrative expenses decreased from 67% in 1993 to 63% in 1994 primarily due to $2,250,000 in non-recurring expenses in 1993 related primarily to implementing and promoting consultant career plan enhancements and the production and national airing of an infomercial aimed at increased consumer awareness and recruiting.

           Other income and expense, net, increased from $204,000 in 1993 to $397,000 in 1994 as a direct result of the increase in interest income as the investable cash balance grew during the year.

           The income tax provision for 1994 was $3,308,000 compared to $1,590,000 in 1993. For a complete analysis of income taxes, see Note D in the Notes to the Consolidated Financial Statements.

           LIQUIDITY AND CAPITAL RESOURCES
           Working capital at November 30, 1995 was $1,949,000 compared to $7,148,000 at
           November 30, 1994. The Company spent $8,428,000 repurchasing its common stock in 1995. The common stock was purchased under a plan previously approved by the Board of Directors that allows the Company to purchase its common stock in the open market when the Company believes it to be undervalued.

           Four quarterly dividends totaling $2,734,000 or $.42 per share were paid during 1995.

           The Company s capital expenditures for 1995 totaled $1,555,000. Included in this amount were $537,000 for manufacturing related equipment, $540,000 for enhancements to computer and information systems and $233,000 for office equipment and furniture.

           The Company has a $10,000,000 revolving line of credit available to use primarily for the repurchase of its common stock when opportunities arise and for operating cash when it is needed for the business. This line of credit reduces to $8,000,000 on October 1, 1996 and decreases by $2,000,000 per year thereafter if unused. At November 30, 1995, the Company had $1,400,000 outstanding against the revolving line of credit.

           In March 1995 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of (SFAS 121). The Company will be required to adopt SFAS 121 on December 1, 1996 and does not believe that
           this  will  result  in  a  material  impact   to  the  financial
           statements.

           Item 8 - Financial Statements and Supplementary Data

<AUDIT-REPORT>
                      REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



           Board of Directors and Stockholders
           BeautiControl Cosmetics, Inc.


           We have audited the accompanying consolidated balance sheets of BeautiControl Cosmetics, Inc. and Subsidiaries as of November 30, 1995 and 1994, and the related consolidated statements of income, changes in stockholders equity and cash flows for each of the three years in the period ended November 30, 1995. These financial statements are the responsibility of the Company s management. Our responsibility is to express an opinion on these financial statements based on our audits.

           We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

           In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BeautiControl Cosmetics, Inc. and
           Subsidiaries as of November 30, 1995 and 1994, and the consolidated results of operations and their consolidated cash flows for each of the three years in the period ended November 30, 1995 in conformity with generally accepted accounting principles.

           As discussed in Notes A and D to the consolidated financial statements, the Company changed its method of accounting for investments in 1995 and for income taxes in 1994.


           Grant Thornton LLP
           Dallas, Texas
           December 26, 1995

</AUDIT-REPORT>
<PAGE

                        BEAUTICONTROL COSMETICS, INC AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF INCOME
                                     (In Thousands)
                                             YEARS ENDED NOVEMBER 30,
                                       1995           1994           1993
           Net sales                 $74,679        $70,591       $63,936
           Cost of goods sold         18,920         17,298        16,329
            Gross profit              55,759         53,293        47,607

           Selling expenses           31,849         28,406        28,658
           General and admin-
            istrative expenses        16,823         15,833        14,466
                                      48,672         44,239        43,124

            Income from operations     7,087          9,054         4,483

           Other income
            Interest income              266            256           143
            Other, net                   263            141            61
                                         529            397           204

           Income before taxes and
            cumulative effect of
            change in accounting
            principle                  7,616          9,451         4,687

           Income taxes                2,914          3,308         1,590
           Income before cumulative
            effect of change in
            accounting principle       4,702          6,143         3,097

           Cumulative effect of
            change in accounting
            principle                     --            172            --


           Net income                $ 4,702        $ 6,315       $ 3,097

           Earnings per common and
           common equivalent share:
            Before cumulative effect
            of change in accounting
            principle                $   .70        $   .88       $   .44
            Cumulative effect of
            change in accounting
            principle                     --            .02            --
            Net income               $   .70        $   .90       $   .44
           Weighted average common
            and common equivalent
            shares                     6,753          7,020         6,990

           The accompanying notes are an integral part of these statements.

                     BEAUTICONTROL COSMETICS, INC AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS
                        (In Thousands Except Shares Information)

                                                              NOVEMBER 30,
                                                           1995         1994
           CURRENT ASSETS
           Cash and cash equivalents                   $    856    $   3,275
           Investments                                      845        2,527
           Accounts receivable-trade,
            net of allowances of $325
            in 1995 and $291 in 1994                        358          308
           Inventories                                    9,480       10,152
           Deferred income taxes                          1,140          904
           Prepaid expenses                                 768          601
           Other current assets                             240          234

            Total current assets                         13,687       18,001


           PROPERTY AND EQUIPMENT, AT COST
           Land                                             766          766
           Office building                                3,837        3,814
           Office furniture and equipment                 6,981        6,085
           Machinery and equipment                        5,337        4,800
           Leasehold improvements                         1,152        1,014

           Transportation equipment                       2,448        2,428
                                                         20,521       18,907
           Less accumulated depreciation
            and amortization                             10,471        8,654
             Property and equipment, net                 10,050       10,253

           OTHER ASSETS
           Cost in excess of net tangible
            assets, acquired, net of
            amortization of $708 in 1995
            and $630 in 1994                              1,955        2,022
           Investments                                    3,059        4,227
           Other, net of amortization of
            $474 in 1995 and $449 in 1994                   603          432

            Total assets                              $  29,354    $  34,935

           The accompanying notes are an integral part of these statements


                        BEAUTICONTROL COSMETICS, INC AND SUBSIDIARIES
                                 CONSOLIDATED BALANCE SHEETS
                          (In Thousands Except Shares Information)

                                                              NOVEMBER 30,
                                                           1995         1994
            CURRENT LIABILITIES
            Short-term borrowings                      $  1,400      $     -
            Accounts payable - trade                      2,850        3,826
            Sales tax payable                               906          833
            Accrued commissions and awards                1,763        1,888
            Accrued compensation                            574        1,241
            Accrued property taxes                          609          484
            Accrued income taxes                            772          407
            Accrued liabilities                           1,270          739
            Deferred income                               1,594        1,435
              Total current liabilities                  11,738       10,853

           DEFERRED INCOME TAXES                            298          294

           COMMITMENTS AND CONTINGENCIES                      -            -

           STOCKHOLDERS' EQUITY
            Preferred stock
              Authorized - 1,000,000 shares,
              $.10 par value
              Issued and outstanding - none                   -            -
            Common stock
            Authorized - 20,000,000 shares,
              $.10 par value
              Issued - 9,478,976 in 1995 and
              9,466,616 shares in 1994                      948          947
              Capital in excess of par value             12,522       12,472
              Unrealized depreciation of
               investments, net of taxes                    (53)           -
              Retained earnings                          33,618       31,658
                                                         47,035       45,077
              Less treasury stock, at cost
               (3,578,000 shares in 1995
               and 2,805,175 shares in 1994)             29,717       21,289
                 Total stockholders  equity              17,318       23,788

                 Total liabilities and
                 stockholders' equity                 $  29,354    $  34,935


           The accompanying notes are an integral part of these statements.

                               BEAUTICONTROL COSMETICS, INC.
                CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS  EQUITY
                                      (In Thousands)
                                       Capital  Unrealized
                               Common In excess  Losses on  Retained Treasury
                                Stock  of Par   Investments Earnings  Stock
           December 1, 1992      $932  $10,968     $   -    $26,260  $17,547
           Issuance of common
            stock under stock
            option plans            5      182         -          -        -
           Purchase of treasury
            stock                   -        -         -          -    2,924
           Tax benefit related
            to stock options        -      385         -          -        -
           Dividends                -        -         -     (1,915)       -
           Net income               -        -         -      3,097        -

           November 30, 1993      937   11,535         -     27,442   20,471
           Issuance of common
            stock under stock
            option plans           10      843         -          -        -
           Purchase of treasury
            stock                   -        -         -          -      818
           Tax benefit related
            to stock options        -       94         -          -        -
           Dividends                -        -         -     (2,099)       -
           Net income               -        -         -      6,315        -

           November 30, 1994      947   12,472         -     31,658   21,289
           Unrealized losses from
            initial adoption of
            Financial Accounting
            Standards No. 115
            effective December 1,
            1994, net of tax
            of $40                  -        -       (78)         -        -
           Issuance of common
            stock under stock
            option plans            1       50         -          -        -
           Purchase of treasury
            stock                   -        -         -          -    8,428
           Foreign currency
            translation adjustment  -        -         -         (8)       -
           Dividends                -        -         -     (2,734)       -
           Net change in unrealized
            losses, net of tax
            of $13                  -        -        25          -        -
           Net income               -        -         -      4,702        -

           November 30, 1995     $948  $12,522     $ (53)   $33,618  $29,717


           The accompanying notes are an integral part of these statements.

                        BEAUTICONTROL COSMETICS, INC AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (In Thousands)
                                                     YEARS ENDED NOVEMBER 30,
                                                      1995     1994     1993
           Cash flows from operating activities:
               Net Income                          $ 4,702  $ 6,315  $ 3,097
            Adjustments to reconcile net income
             to net cash provided by operating
             activities:
              Depreciation and amortization          1,866    1,799    2,171
              Deferred income taxes                   (204)    (210)     (34)
              Changes in assets and liabilities:
                Accounts receivable                    (50)    (159)     523
                Inventories                            675   (2,916)   1,354
                Prepaid expenses                      (167)     324     (439)
                Other current assets                    (6)     253     (386)
                Accounts payable                      (977)   1,017      597
                Accrued compensation                  (667)     467      436
                Accrued property taxes                 124      374     (237)
                Accrued income taxes                   365      127       36
                Other accrued liabilities              291     (433)   1,058
                Deferred income                        159      (88)     283
                Other                                  236      397      371
           Net cash provided by operating activities 6,347    7,267    8,830

           Cash flows from investing activities:
            Proceeds from sale of investments        3,728    4,828    1,409
            Purchase of investments                   (977)  (7,999)  (2,974)
            Purchase of property and equipment      (1,555)  (2,910)    (773)
            Purchase of other assets                  (252)    (116)    (150)

           Net cash provided by (used in)
            in investing activities                    944   (6,197)  (2,488)

           Cash flows from financing activities:
            Proceeds from issuance of common stock      51      853      187
            Short-term borrowings                    1,400        -        -
            Purchase of treasury stock              (8,428)    (818)  (2,924)
            Dividends paid                          (2,734)  (2,099)  (1,915)
           Net cash used in financing activities    (9,711)  (2,064)  (4,652)
           Effect of exchange rate on cash and
            cash equivalents                             1        -        -
           Net cash increase (decrease) in cash
            and cash equivalents                    (2,419)    (994)   1,690
           Cash and cash equivalents at beginning
            of period                                3,275    4,269    2,579
           Cash and cash equivalents
            at end of period                       $   856  $ 3,275  $ 4,269

           Supplemental cash flow information:
            Income taxes                           $ 2,579  $ 2,495  $ 1,469
            Interest                                    21       --       --
           The accompanying notes are an integral part of these statements.

           BEAUTICONTROL COSMETICS, INC AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           NOVEMBER 30,  1995,  1994  AND  1993


           NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
           A summary of significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows:

           Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

           Reclassifications - Certain amounts for the prior years have been reclassified to conform to the current year presentation.

           Investments - Effective December 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115) which resulted in a change in the accounting for debt and equity securities held for investment purposes. Prior to December 1, 1994, the Company carried debt and equity securities at cost, which approximated market value. In accordance with SFAS 115, the Company s debt securities are now considered to be held-to-maturity and its equity securities are classified as available-for-sale. Held-to-maturity securities represent those securities that the Company has both the positive intent and ability to hold to maturity and are carried at amortized cost. Available-for-sale securities represent those securities that do not meet the classification of held-to-maturity, are not actively traded and are carried at fair value. Unrealized gains and losses on these securities are excluded from earnings and are reported as a separate component of stockholders equity, net of applicable taxes, until realized. Since the adoption of this standard, the Company recorded decreases in available-for-sale securities of $80,000 and a related deferred tax asset of $27,200, resulting in a net decrease of $52,800 in stockholders equity.

           Inventories - Inventories are stated at the lower of cost (first-in, first-out method) or market.

           Property and Equipment - Depreciation is provided for property and equipment by the straight-line method over the following estimated useful lives of the assets:

                   Office building..............................30 years
                   Office furniture and equipment................5 years
                   Machinery and equipment.................... 5-8 years
                   Transportation equipment.................. 5-15 years

           Leasehold improvements are amortized over the lives of the respective leases or the service life of the improvements, whichever is shorter.

           Cost in Excess of Net Tangible Assets Acquired - Costs in excess of net tangible assets acquired and other intangible assets are being amortized on a straight-line basis over the estimated future periods to be benefited (not exceeding 40 years). The Company periodically reviews cost in excess of net tangible assets acquired to assess recoverability. Impairments would be recognized in operating results if a permanent diminution in value was to occur.

           Cash Equivalents - Investments that are short-term (generally with original maturities of three months or less) and highly liquid are considered to be cash equivalents.
           Deferred Income Taxes - Deferred income taxes are provided under the provisions of Financial Accounting Standards Board Statement No. 109.

           Net Income per Common Share - Net income per common share is based on the weighted average number of common shares and common equivalent shares outstanding during the period. Common equivalent shares include net shares issuable upon the assumed exercise of options using the treasury stock method, assuming purchases at average market prices during the reporting period.

           No difference exists between primary and fully diluted earnings per share.

           NOTE B - INVENTORIES
           Inventories (in thousands) consist of the following:

                                             Year Ended November 30,
                                                1995            1994
                Finished Goods              $  4,548        $  4,614
                Raw Materials                  4,932           5,538
                Total                       $  9,480        $ 10,152


           NOTE C -  INVESTMENTS
           The amortized cost and fair value of the investments (in thousands ) at November 30, 1995 are as follows:

                                  Gross       Gross       Gross
                                Amortized  Unrealized  Unrealized    Fair
                                   Cost       Gains      Losses     Value
           Available-for-sale
               Preferred stock  $  1,257  $     -      $  (80)   $  1,177

           Held-to maturity
               Municipal bonds  $  2,636  $    15      $  (14)   $  2,637
               Corporate bonds       100        -          (1)         99
                                $  2,736  $    15      $  (15)   $  2,736

           Investments as of November 30, 1994 represent preferred stock and municipal and corporate bonds for which cost exceeded fair value by $118.

           The cost and fair value of investments (in thousands) by contractual maturity at November 30, 1995 are as follows:

                                                  Held-to-maturity
                                               Amortized        Fair
                                                 Cost          Value
           Due in one year or less            $    845      $    843
           Due from five years to ten years        620           628
           Due after ten years                   1,271         1,265
                                              $  2,736      $  2,736


           NOTE D - INCOME TAXES
           Effective December 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. The Company recorded a tax benefit of $172,053 or two cents per share, reflecting the cumulative effect of the accounting change.

           The components  of deferred  income taxes (in  thousands) are  as follows:
                                                          November 30,
                                                          1995   1994
           Deferred tax assets:
             Inventories                                $  530  $ 487
             Allowance for doubtful accounts               111     99
             Accrued expenses                              499    318
             Net operating loss carryforwards
               from foreign subsidiary                      89      -
             Other                                          27      -
                                                         1,256    904
           Less valuation allowance                         89      -
                                                        $1,167 $  904

           Deferred tax liabilities:
             Property and equipment                     $ (326) $(294)

           Deferred tax assets and liabilities are
            classified as follows:
             Current deferred tax assets                $1,140  $ 904
             Noncurrent deferred tax liability            (298)  (294)
                                                        $  842  $ 610

           Income tax expense before cumulative  effect of accounting change
           (in thousands) is comprised of the following:
                                               Year Ended November 30,
                                               1995      1994      1993
                 Current
                   Federal                   $2,766    $3,211    $1,559
                   State                        352       135        64
                 Deferred                      (204)      (38)      (33)

                                             $2,914    $3,308    $1,590

           Reconciliation of income taxes computed  at the Federal statutory rate and income tax expense is as follows:
<CAPTION
                                                Year Ended November 30,
                                               1995      1994      1993
                 Federal statutory rate        34.0%     34.0%    34.0%
                 State                          3.0        .9       .9
                 Tax exempt interest            (.7)      (.7)     (.7)
                 Other                          2.0        .8      (.3)

                 Effective tax rate            38.3%     35.0%    33.9%

           NOTE E - CAPITAL STOCK
           The Company is authorized to issue 1,000,000 shares of $.10 par value preferred stock with voting powers and other special rights or restrictions, if any, to be determined by the Board of Directors at the time of issuance.

           As of November 30, 1995, the Company had purchased a total of 3,578,000 shares of its common stock pursuant to a plan approved by the Board of Directors to acquire up to 3,953,500 shares.

           NOTE F - LINE OF CREDIT
           During 1994 and 1995, the Company maintained a line of credit for $10,000,000 of which $1,400,00 was outstanding at November 30, 1995. This line has an annual commitment fee based on the unused portion of the line. This line of credit reduces to $8,000,000 on October 1, 1996 and decreases by $2,000,000 per year thereafter, if unused.

           NOTE G - STOCK OPTIONS AND EMPLOYEE BENEFIT PLANS
           The Company has three stock option plans covering key employees and non-employee directors.

           The Incentive Stock Option Plan permits the issuance of incentive stock options to employees of the Company to purchase up to 875,000 common shares of the Company. Specific terms of the options will be determined by the Compensation Committee of the Board of Directors; however, no options may be granted for less than the fair market value of the common stock nor for terms exceeding ten years. This plan expired September 23, 1995; management plans to seek shareholder approval of a new plan with similar terms.

           The Nonqualified Stock Option Plan permits the issuance of nonqualified stock options to employees and directors of the Company to purchase up to 700,000 common shares of the Company. Pursuant to this plan, options may be granted at prices to be determined by the Compensation Committee of the Board of Directors of the Company. Through November 30, 1995, the exercise prices of all options granted under this were equal to the fair market value of the common shares of the Company on the date of grant and all options expire ten years from the date of grant.

           The Special Stock Option Plan provides for issuance of stock options to nonemployee directors of the Company to purchase up to 412,500 common shares of the Company. The number of options to be granted under this plan is determined by a formula specified within the plan and the exercise price must be at least equal to the fair market value of the common shares of the Company on the date of grant of the option. All options will expire ten years from the date of grant and no option is exercisable until one year from the date of grant.

                      INCENTIVE PLAN        NONQUALIFIED      SPECIAL PLAN
                      Shares    Option  Shares    Option  Shares    Option
                       Under     Price   Under     Price   Under     Price
                       Option    Range  Option      Range  Option  Range
                       (000's)          (000's)            (000's)

           November 30, 1993
            Outstanding 383  $ 2.11-14.67 390 $ 3.56-17.50 224 $ 3.28-10.67
            Granted      21  $12.88-17.50 109 $10.88-13.75  10       $13.75
            Exercised   (90) $ 2.11-11.17 (13)$ 7.75-10.00   -            -
            Cancelled   (25) $12.88-13.75  (6)$ 7.75- 8.50   -            -
           November 30, 1994
            Outstanding 289  $ 2.11-17.50 480 $ 3.56-17.50  234 $ 3.28-13.75
            Granted      32       $14.00   56 $10.75-14.00   27 $10.00-14.25
            Exercised    (7) $ 2.11-10.67  (5)$ 7.75- 8.50    -            -
            Cancelled   (28) $ 7.75-13.75 (23)$ 7.75-13.75    -            -
           November 30, 1995
            Outstanding 286  $ 2.11-17.50 508 $ 3.56-17.50  261 $ 3.28-14.25
            Exercisable 161               374               234

           NOTE H - COMMITMENTS AND CONTINGENCIES
           At   November  30, 1995,  the Company  was committed  under  non-
           cancellable operating leases, principally for two buildings, equipment and automobiles.

           Minimum rentals in succeeding periods (in thousands) are as follows:

                 1996 ................. $1,627
                 1997 .................. 1,043
                 1998 ..................   831
                 1999 ..................   493
                                        $3,994

           Rental expense (in thousands) is as follows:
                 1995 ..................$2,205
                 1994 .................. 2,461
                 1993 .................. 2,593


           NOTE I - RELATED PARTY TRANSACTIONS
           In early 1994 a subsidiary of the Company was a party to a joint venture with a company owned by the President and Chairman of the Board, to jointly own and operate an airplane. Expenses related to operation of the plane were allocated based on actual usage. In April 1994 the Company purchased its venture partner s interest for $1,200,000 based on the fair market value at the time.


           NOTE J - UNAUDITED QUARTERLY OPERATING RESULTS
           Unaudited  quarterly  operating results for the year ended
           November 30, 1995 and 1994 (in thousands) are as follows:
                                  First    Second   Third   Fourth
                                 Quarter  Quarter  Quarter  Quarter
           1995:
           Net sales             $18,283  $19,363  $17,906  $19,127
           Gross profit           14,063   14,575   13,197   13,924
           Net income              1,732    1,427      907      636
           Net income per
            common share         $   .25  $   .21  $   .13   $  .10


           1994:
           Net sales             $16,825  $18,018  $17,306  $18,442
           Gross profit           12,517   13,740   13,135   13,901
           Net income before
            cumulative effect
            of change in
            accounting principle   1,542    1,824    1,467     1,310

           Cumulative effect
            of change in
            accounting principle     172        -        -        -
           Net income              1,714    1,824    1,467    1,310
           Net income before
            cumulative effect
            of change in
            accounting principle $   .22  $   .26  $   .21  $   .19
           Cumulative effect of
            change in accounting
            principle                .02        -        -        -
           Net income per
            common share         $   .24  $   .26  $   .21  $   .19


           Item  9  -  Changes in and Disagreements with Accountants on
                       Accounting and Financial Disclosure



           On February 12, 1996, the Company dismissed Grant Thornton LLP as its independent auditors and appointed Ernst & Young as the new auditors. The decision to dismiss Grant Thornton LLP and appoint Ernst & Young was proposed by management, recommended by the Audit Committee of the Board of Directors, and approved by the Board of Directors.

           Grant Thorton LLP s report on the financial statements for the fiscal years ending November 30, 1995 and 1994 contained no adverse opinion or disclaimer of opinion or was qualified or modified as to uncertainty, audit scope or accounting principles. Further, during the fiscal years ending November 30, 1995 and 1994 and the subsequent interim period preceding the dismissal, there were no disagreements with Grant Thornton LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

           During the  two  most  recent  fiscal years  and  the  subsequent interim  period  preceding  the  dismissal,  there  have  been no
            reportable events   (as definded in Item  304 of the  Securities
           and Exchange Commission Regulation S-K) with Grant Thornton LLP.

           Part III


           Item 10.  Directors and Executive Officers of the Registrant.

           The information relating to the Company's directors, nominees for directors, and executive officers set forth under the headings "Election of Directors" and "Directors and Executive Officers" on pages 3 through 6 of the Company's definitive Proxy Statement filed in connection with the 1996 Annual Meeting of Stockholders is incorporated herein by reference.

           Item 11.  Executive Compensation

           The information relating to executive compensation set forth under the heading "Executive Compensation" on pages 7 through 8 of the Company's definitive Proxy Statement filed in connection with the 1996 Annual Meeting of Stockholders is incorporated herein by reference.

           Item 12. Security Ownership of Certain Beneficial Owners and Management.

           Information concerning the security ownership of certain beneficial owners and management set forth under the heading "Security Ownership of Principal Stockholders and Management" on pages 1 through 3 of the Company's definitive Proxy Statement filed in connection with the 1996 Annual Meeting of Stockholders is incorporated herein by reference.

           Item 13.  Certain Relationships and Related Transactions.

           The information concerning certain relationships and related transactions set forth under the heading "Certain Transactions" on page 6 of the Company's definitive Proxy Statement filed in connection with the 1996 Annual Meeting of Stockholders is incorporated herein by reference.

           Part IV


           Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

           (a) (1) and (2) Financial Statement and Schedules


           (3)  Exhibits.


           (b)Reports on Form 8-K

           The Company has filed no reports on Form 8-K during the fourth quarter of the year ended November 30, 1995.

           SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

   February 20, 1996 BEAUTICONTROL COSMETICS, INC.
           (Registrant)

   By: /S/ RICHARD W. HEATH
   President and Chief
   Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


   /S/ RICHARD W. HEATH President Chief Executive February 20, 1996
       Richard W. Heath  Officer and Director

   /S/ JINGER L. HEATH Chairman of the Board and February 20, 1996
       Jinger L. Heath   Director

   /S/ J. ROBERT WARD-BURNS Executive Vice-President February 20, 1996
       J. Robert Ward-Burns Chief Operating Officer and Director

   /S/ M. DOUGLAS TUCKER Vice President-Finance February 20, 1996
       M. Douglas Tucker Principal Financial
       and Accounting Officer

   /S/ HENRY H. DICKERSON, JR. Director February 20, 1996
       Henry H. Dickerson, JR.

   /S/ CHARLES M. DIKER Director February 20, 1996
       Charles M. Diker

   /S/ ROBERT S. FOLSOM Director February 20, 1996
       Robert S. Folsom

   /S/ DENISE I. LITES Director February 20, 1996
       Denise I. Lites

   /S/ A. STARKE TAYLOR, JR. Director February 20, 1996
       A. Starke Taylor, Jr.

   /S/ JOEL T. WILLIAMS, JR. Director February 20, 1996
       Joel T. Williams, Jr.

   REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

   ON SCHEDULE




   Board of Directors and Stockholders
   BeautiControl Cosmetics, Inc.


   In connection with our audit of the consolidated financial statements of BeautiControl Cosmetics, Inc. and Subsidiaries referred to in our report dated December 26, 1995, which is included in the Annual Report to Stockholders and included herewith, we have also audited Schedule II for each of the three years in the period ended November 30, 1995. In our opinion, the schedule presents fairly, in all material respects, the information required to be set forth therein.



   GRANT THORNTON LLP


   Dallas, Texas
   December 26, 1995


                      BEAUTICONTROL COSMETICS, INC.
             SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
           FOR THE YEAR ENDED NOVEMBER 30, 1993, 1994 AND 1995
                             (In Thousands)
                                      Additions
                          Balance at Charged to           Balance at
                           Beginning  Costs and              End of
      Description          Of Period   Expenses  Deductions  Period
   Allowance for doubtful
    accounts deducted from
    accounts receivable in
    the balance sheet:
       November 30, 1993     $   335   $    245   $    239  $    341
       November 30, 1994         341        271        321       291
       November 30, 1995         291        249        216       324


   Reserve for inventory
    obsolesecence deducted
    from inventories in the
    balance sheet:
       November 30, 1993     $ 1,573   $  1,644   $  1,523  $  1,694
       November 30, 1994       1,694        811      1,311     1,194
       November 30, 1995       1,194      1,396        950     1,640


             BEAUTICONTROL COSMETICS, INC. AND SUBSIDIARIES
                            INDEX TO EXHIBITS


   Exhibit
   Number                   Exhibit

   3.1          Restated Certificate of Incorporated
                of the Registrant as amended on
                February 22, 1986.  (Filed with the
                Securities and Exchange Commission
                as Exhibit 3.1 to the Company's
                Registration Statement on Form S-1,
                Registration No. 33-2795 and
                incorporated herein by reference.)

   3.2          By-laws of the Registrant as amended
                on February 22, 1986.  (Filed with the
                Securities and Exchange Commission
                as Exhibit 3.2 to the Company's
                Registration Statement on Form S-1,
                Registration No. 33-2795 and
                incorporated herein by reference.)

   3.3          Certificate of Amendment of Restated
                Certificate of Incorporation dated
                April 3, 1992. (Filed with the Securities and Exchange Commission as Exhibit 3.3 to the Company's Annual Report on Form 10-K for the year ended November 30, 1992 and incorporated herein by reference.)

   4.1          Specimen stock certificate for Common
                Stock of the Registrant.  (Filed with
                the Securities and Exchange Commission
                as Exhibit 4.1 to the Company's
                Registration Statement on Form S-1,
                Registration No. 33-2795 and
                incorporated herein by reference.)

   10.1 BeautiControl Cosmetics, Inc. Incentive Stock Option Plan as amended on April 7, 1994. (Filed with the Securities and Exchange Commission on September 1, 1994 with the Company's Registration Statement on Form S-8, Registration No.33-83500 and incorporated herein by reference.)

   10.2         Lease Agreement by and between
                Crow-Southland Joint Venture No. 1
                and BeautiControl Cosmetics, Inc.
                dated May 7,1990.  (Filed with the
                Securities and Exchange Commission,
                Exhibit 10.2 to the Company's Annual
                Report on Form 10-K for the year ended
                November 30, 1990 and incorporated
                herein by reference.)

   10.3         Lease Agreement by and between Crow
                Deansbank No. 7 and BeautiControl
                Cosmetics, Inc. dated June 6, 1990.
                (Filed with the Securities and Exchange
                Commission as Exhibit 10.3 to the
                Company's Annual Report on Form 10-K
                for the year ended November 30, 1990
                and incorporated herein by reference.)

   10.7         Form of Stock Option Agreement for the
                BeautiControl Cosmetics, Inc. Incentive
                Stock Option Plan.  (Filed with the
                Securities and Exchange Commission
                on June 16, 1992 with the Company's
                Registration Statement on Form S-8,
                Registration No. 33-48626 and
                incorporated herein by reference.)

   10.8         BeautiControl Cosmetics, Inc.
                Non-Qualified Stock Option Plan as
                amended on April 7, 1994. (Filed
                with the Securities and Exchange
                Commission on September 1, 1994
                with the Company's Registration
                Statement on Form S-8, Registration
                No. 33-83500 and incorporated herein
                by reference.)

   10.9         Form of Stock Option Agreement for the
                BeautiControl Cosmetics, Inc. Non-
                Qualified Stock Option Plan.  (Filed
                with the Securities and Exchange
                Commission on June 16, 1992 with the
                Company's Registration Statement
                on Form S-8, Registration No. 33-48626
                and incorporated herein by reference.)

   10.11        BeautiControl Cosmetics, Inc. Special
                Stock Option Plan as amended on
                April 7, 1994. (Filed with the
                Securities and Exchange Commission on
                September 1, 1994 with the Company's
                Registration Statement on Form S-8,
                Registration No. 33-83500 and
                incorporated herein by reference.)

   10.12        Form of Stock Option Agreement for the
                BeautiControl Cosmetics, Inc. Special
                Stock Option Plan.  (Filed with the
                Securities and Exchange Commission
                on June 16, 1992 with the Company's
                Registration Statement on Form S-8,
                Registration No. 33-48626 and incorporated herein by reference.)

   10.14        Amendment to Lease Agreement by and
                between Crow-Southland Joint Venture
                No. 1 and BeautiControl Cosmetics, Inc.
                dated December 17, 1991.  (Filed with
                the Securities and Exchange Commission
                as Exhibit 10.14 to the Company's
                Annual Report on Form 10-K for the
                year ended November 30, 1991 and
                incorporated herein by reference.)

   10.15* Amendment to Lease Agreement between Crow-Southland No. 1 and BeautiControl Cosmetics, Inc. dated May 7, 1990. (Filed with the Securities and Exchange Commission,
                Exhibit 10.2 to the Company's Annual Report on Form 10-K for the year ended November 30, 1990 and incorporated herein by reference.)

   10.16* Amendment to Lease Agreement by and between Crow Deansbank No. 7 and BeautiControl Cosmetics, Inc. dated June 6, 1990. (Filed with the Securities and Exchange Commission as Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended November 30, 1990 and incorporated herein by reference.)

   11*          BeautiControl Cosmetics, Inc. and
                Subsidiaries - Computation of Earnings
                per Common Share.

   21*          Subsidiaries of BeautiControl
                Cosmetics, Inc.

   23*          Consent of Independent
                Certified Public Accountants.


   *  Filed herewith