Form 10-Q
period 1996-02-29
BEAUTICONTROL COSMETICS INC
filed 1996-04-12
CIK 788330

FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549


           X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934


        For Quarter Ended February 29, 1996  Commission File Number    0-14449

                              BeautiControl Cosmetics, Inc.

                  (Exact name of registrant as specified in its charter)


                 Delaware                                 75-2036343
        (State or other jurisdiction of         (I.R.S. Employer Identification
        incorporation or organization)                         number)


                            2121 Midway, Carrollton, TX  75006

               (Address including zip code of principal executive offices)

                                       214/458-0601

                   (Registrant's telephone number including area code)

        Indicated below is the number of shares outstanding of each class of the registrant's common stock, as of April 8, 1996.


    Title of Each Class of Common Stock          Number of Shares Outstanding

         Common Stock, $0.10 par value                   5,871,706 shares


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
        Yes     X         No

                              PART 1. FINANCIAL INFORMATION


        Item 1.  Financial Statement

              Index to BeautiControl Cosmetics, Inc. Consolidated Financial Statement



                                                                 Page

        Balance Sheet                                             3-4

        Statements of Income                                        5

        Statements of Cash Flows                                    6

        Notes to Financial Statements                             7-8


                      BEAUTICONTROL COSMETICS, INC. AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS
                                       (UNAUDITED)
                                          ASSETS
                                                  February 29,  November 30,
                                                       1996          1995

        CURRENT ASSETS
           Cash and cash equivalents                $1,020,424      $855,856
           Short-term investments                      602,371       844,680
           Accounts receivable-net of
             allowance for doubtful accounts
             of $344,200 and $324,500 at
             February 29, 1996 and
             November 30, 1995, respectively           405,457       358,671
           Inventories
              Raw materials                          4,764,199     4,932,131
              Finished goods                         4,921,862     4,547,889
                                                     9,686,061     9,480,020
           Deferred income taxes                     1,139,682     1,139,682
           Other current assets                        667,046     1,008,341

           Total current assets                     13,521,041    13,687,250


        PROPERTY AND EQUIPMENT, AT COST             20,706,695    20,521,226
           LESS ACCUMULATED DEPRECIATION
                         AND AMORTIZATION           10,919,276    10,471,727
                                                     9,787,419    10,049,499
        OTHER ASSETS
           Cost in excess of net tangible
           assets, acquired, net of
           amortization of $733,600 and
           $707,800 at February 29, 1996 and
           November 30, 1995, respectively           2,145,458     2,129,074
           Investments in bonds (at cost)            3,052,610     3,058,593
           Other, net of amortization of
           $483,600 and $474,100 at February
           29, 1996 and November 30, 1995,
           respectively                                422,600       429,289

              Total assets                         $28,929,128   $29,353,705

        The accompanying notes are an integral part of these statements.


                      BEAUTICONTROL COSMETICS, INC. AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS
                                        UNAUDITED)
                           LIABILITIES AND STOCKHOLDERS' EQUITY

                                                  February 29,   November30,
                                                      1996          1995
        CURRENT LIABILITIES
           Short-term borrowings                   $2,100,000    $1,400,000
           Accounts payable - trade                 3,193,974     2,842,701
           Sales tax payable                          807,627       906,013
           Accrued commissions and awards           1,531,064     1,762,683
           Accrued compensation                       617,668       573,722
           Accrued liabilities                      1,820,260     1,878,673
           Deferred income                            923,377     1,593,951
           Income taxes payable                       575,169       772,222
              Total current liabilities            11,569,139    11,729,965

        DEFERRED INCOME TAXES                         298,366       298,366

        STOCKHOLDERS' EQUITY
           Preferred stock
              Authorized - 1,000,000 shares,
              $.10 par value
              Issued and outstanding - none
           Common stock
              Authorized - 20,000,000 shares,
              $.10 par value
              Issued - 9,482,086 and
              9,478,986 shares at
              February 29, 1996 and
              November 30, 1995, respectively         948,209       947,899
           Capital in excess of par value          12,532,241    12,522,145
           Unrealized losses on investment,
             net of taxes                             (52,800)      (52,800)
           Retained earnings                       33,669,214    33,625,163
                                                   47,096,864    47,042,407
           Less cost of 3,610,800 and
            3,578,000 common shares held in
            treasury at February 29, 1996 and
            November 30, 1995                      30,035,241    29,717,033
                                                   17,061,623    17,325,374
           Total liabilities and
            stockholders' equity                  $28,929,128   $29,353,705


        The accompanying notes are an integral part of these statements.

                      BEAUTICONTROL COSMETICS, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF INCOME
                                       (Unaudited)

                                                       Three Months Ended

                                                     February 29,  February 28,
                                                         1996          1995
     Sales                                            $16,304,786   $18,283,178

     Cost of goods sold                                 3,702,010     4,219,805

        Gross profit                                   12,602,776    14,063,373

     Selling expenses                                   7,126,828     7,558,086

     General and administrative expenses                4,415,329     3,949,719
                                                       11,542,157    11,507,805

         Income from operations                         1,060,619     2,555,568

     Other income and expenses
         Interest income                                   41,203        80,726
         Other, net                                        70,857        50,325
                                                          112,060       131,051

         Income before income taxes                     1,172,679     2,686,619
     Income taxes                                         505,177       954,957

     Net income                                          $667,502    $1,731,662

     Net income per common and common
      equivalent share                                   $    .11          $.25

     Weighted average common and common equivalent
      shares                                            6,067,373     7,008,755


         The accompanying notes are an integral part of these statements.

                      BEAUTICONTROL  COSMETICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Increase (Decrease) in Cash and Cash Equivalents
                                        (Unaudited)


                                                       Three Months Ended

                                                  February 29,  February 28,
                                                      1996          1995
        Net cash provided by (used in)
        operating activities                       $1,078,977     $(840,776)

        Cash flows from investing activities:
           Proceeds from sale of investments          240,000     2,203,000
           Purchase of property and equipment        (185,470)     (194,058)
           Purchase of investments                       -         (976,972)
           Purchase of other assets                   (44,384)      (28,142)

              Net cash provided by (used in)
               investing activities                    10,146     1,003,828

        Cash flows from financing activities:
           Proceeds from issuance of common
           stock                                       10,406            52
           Purchase of common stock for
           treasury                                  (318,208)     (234,375)
           Dividends paid                            (616,753)     (697,615)
              Net cash provided by (used in)
               financing activities                  (924,555)     (931,938)

        Net increase (decrease) in cash and
             cash equivalents                         164,568      (768,886)

        Cash and cash equivalents at the
         beginning of the period                      855,856     3,275,303

        Cash and cash equivalents at the end
         of the period                             $1,020,424    $2,506,417


        The accompanying notes are an integral part of these statements.


                    BEAUTICONTROL COSMETICS, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                QUARTERS ENDED FEBRUARY 29, 1996 AND FEBRUARY 28, 1995


          Note 1 - Basis of Presentation

          In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position as of February 29, 1996 and November 30, 1995 and the results of operations and cash flows for the three months ended February 29, 1996 and February 28, 1995. The results for the three months ended February 29, 1996 are not necessarily indicative of the results for the year.

          While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes included in the Company's annual report on Form 10-K for the year ended November 30, 1995.

          Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

          Results of Operation

          Quarters Ended February 29, 1996 and February 28, 1995. Net sales decreased 11% from $18,283,000 in 1995 to $16,305,000 in 1996.
          The first quarter of 1995 was a strong quarter for the Company with several successful new product introductions including three extension products to the Regeneration line. In 1996 the Company instead chose to focus its attention on several new programs and promotions being offered for its Consultants later in the year including a new method of entry and training, a hostess program and a more lucrative career plan. A recruiting promotion is also planned for the second quarter to help build a strong Consutlant base for the future. Additionally, the Company continued to target expansions in both the Hispanic and African-American markets. Once these programs are in place, the Company believes these investments will result in sales and recruiting growth in the latter part of the year.

          Cost of goods sold as a percent of sales decreased slightly from 23.1% in 1995 to 22.7% in 1996 due to a lower number of recruits and thus a decrease in sales of low margin demonstration kits in the first quarter of 1996.

          Selling, general and administrative expenses as a percent of sales increased from 62.9% in 1995 to 70.8% in 1996 due primarily to the decline in sales and to the investments in the development of new programs and market expansions as discussed above.

          Other income and expenses decreased $19,000 from $131,000 in 1995 to $112,000 in 1996 due to a decrease in investable cash and thus lower interest income.

          Net income decreased from $1,732,000  in 1995 to $668,000 in 1996
          as  a  result  of  the   lower  sales  volume  coupled  with  the
          investments the Company made in future programs.

          Liquidity and Capital Resources

          The  Company's primary source  of liquidity is  funds provided by
          operations.    Management  believes  that  these  funds  will  be
          sufficient to meet present and foreseeable capital needs.

          The Company s cash position increased by $164,000 from $856,000 at November 30, 1995 to $1,020,000 at February 29, 1996 . Under a plan previously authorized by the Board of Directors, the Company can repurchase shares of its common stock in the open market when they are belived to be undervalued. In the first quarter of 1996, the Company repurchased 32,800 shares of common stock for $318,000.

          The Company has a $15,000,000 line of credit available to use primarily for share repurchase in the event that the Company believes its stock is undervalued and operating cash is needed for the business. The outstanding balance at February 29, 1996 was $2,100,000.

                             PART II. OTHER INFORMATION

          Item 6.  Exhibits and Reports on Form 8-K

               (a)  Exhibits

                    Index to Exhibits

                      11       BeautiControl Cosmetics, Inc. and
                               Subsidiaries - Computation of Earnings per
                               Common Share - filed herewith.

               (b)  Reports on Form 8-K

                    None

                                      SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             BeautiControl Cosmetics, Inc.

                                                   (Registrant)


          Date:     4/10/96            /s/  RICHARD W. HEATH
                                            Richard W. Heath
                                            President,    Chief   Executive
          Officer



          Date:     4/10/96            /s/  M. DOUGLAS TUCKER
                                            M. Douglas Tucker
                                            Senior Vice President-Finance
                                            Principle Financial Officer