Form 10-Q
period 1996-05-31
BEAUTICONTROL COSMETICS INC
filed 1996-07-11
CIK 788330

FORM 10-Q

                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549


           X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934

                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934


      For Quarter Ended   May 31, 1996    Commission File Number    0-14449

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

        Indicated below is the number of shares outstanding of each class of the registrant's common stock, as of July 8, 1996.


        Title of Each Class of Common Stock      Number of Shares Outstanding

           Common Stock, $0.10 par value                  5,778,011 shares


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
        Yes     X         No

                              PART 1. FINANCIAL INFORMATION


        Item 1.  Financial Statement

              Index to BeautiControl Cosmetics, Inc. Consolidated Financial Statement



                                                                 Page

        Balance Sheet                                             3-4

        Statements of Income                                        5

        Statements of Cash Flows                                    6

        Notes to Financial Statements                               7

                      BEAUTICONTROL COSMETICS, INC. AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS
                                       (UNAUDITED)
                                          ASSETS
                                                     May 31,    November 30,
                                                       1996          1995

        CURRENT ASSETS
           Cash and cash equivalents                  $780,030      $855,856
           Short-term investments                      600,593       844,680
           Accounts receivable-net of
             allowance for doubtful accounts
             of $358,500 and $324,500 at
             May 31, 1996 and
             November 30, 1995, respectively         1,941,685       358,671
           Inventories
              Raw materials                          4,525,042     4,932,131
              Finished goods                         5,639,972     4,547,889
                                                    10,165,014     9,480,020
           Deferred income taxes                     1,139,682     1,139,682
           Other current assets                        763,809     1,008,341

           Total current assets                     15,390,813    13,687,250


        PROPERTY AND EQUIPMENT, AT COST             21,006,948    20,521,226
           LESS ACCUMULATED DEPRECIATION
           AND AMORTIZATION                         11,360,751    10,471,727
                                                     9,646,197    10,049,499

        OTHER ASSETS
           Cost in excess of net tangible
           assets, acquired, net of
           amortization of $762,000 and
           $707,800 at May 31, 1996 and
           November 30, 1995, respectively           2,117,875     2,129,074
           Investments in bonds (at cost)            3,047,253     3,058,593
           Other, net of amortization of
           $494,400 and $474,100 at May
           31, 1996 and November 30, 1995,
           respectively                                557,269       429,289

              Total assets                         $30,759,407   $29,353,705

        The accompanying notes are an integral part of these statements.



                                          3

                      BEAUTICONTROL COSMETICS, INC. AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS
                                        (UNAUDITED)
                           LIABILITIES AND STOCKHOLDERS' EQUITY

                                                     May 31,   November 30,
                                                      1996          1995
        CURRENT LIABILITIES
           Short-term borrowings                   $2,100,000    $1,400,000
           Accounts payable - trade                 3,202,106     2,842,701
           Sales tax payable                        1,129,520       906,013
           Accrued commissions and awards           2,627,971     1,762,683
           Accrued compensation                       797,422       573,722
           Accrued liabilities                      2,030,746     1,878,673
           Deferred income                          1,839,917     1,593,951
           Income taxes payable                       161,532       772,222
              Total current liabilities            13,889,214    11,729,965

        DEFERRED INCOME TAXES                         298,366       298,366

        STOCKHOLDERS' EQUITY
           Preferred stock
              Authorized - 1,000,000 shares,
              $.10 par value
              Issued and outstanding - none
           Common stock
              Authorized - 20,000,000 shares,
              $.10 par value
              Issued - 9,484,781 and
              9,478,986 at May 31, 1996
              and November 30, 1995,
              respectively                            948,478       947,899
           Capital in excess of par value          12,538,147    12,522,145
           Unrealized losses on investment,
             net of taxes                            (52,800)      (52,800)
           Retained earnings                       34,043,196    33,625,163
                                                   47,477,021    47,042,407

           Less cost of 3,708,800 and
             3,578,000 common shares held in
             treasury at May 31, 1996 and
             November 30, 1995                     30,905,194    29,717,033
                                                   16,571,827    17,325,374
              Total liabilities and
              stockholders' equity                $30,759,407   $29,353,705


        The accompanying notes are an integral part of these statements.


                                          4

                      BEAUTICONTROL COSMETICS, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF INCOME
                                       (Unaudited)

                                 Three Months Ended          Six Months Ended

                                May 31,      May 31,      May 31,      May 31,
                                  1996         1995         1996         1995
     Sales                 $21,477,763  $19,363,117  $37,782,549  $37,646,295

     Cost of goods sold      5,733,245    4,788,322    9,435,255    9,008,127

        Gross profit        15,744,518   14,574,795   28,347,294   28,638,168

     Selling expenses        9,479,554    8,281,010   16,606,382   15,839,096

     General and
     administrative expenses 4,760,796    4,219,272    9,176,125    8,168,991
                            14,240,350   12,500,282   25,782,507   24,008,087

      Income from operations 1,504,168    2,074,513    2,564,787    4,630,081

     Other income and expenses
      Interest income           42,590       77,191       83,793      157,917
      Other, net                77,322       73,616      148,179      123,941
                               119,912      150,807      231,972      281,858

      Income before income
       taxes                 1,624,080    2,225,320    2,796,759    4,911,939
     Income taxes              650,280      798,114    1,155,457    1,753,071

     Net income               $973,800   $1,427,206   $1,641,302   $3,158,868

     Net income per common and
     common equivalent share     $0.16        $0.21        $0.27        $0.45


     Weighted average common
     and common equivalent
     shares                  6,000,440    6,919,347    6,028,910    6,964,229


     The accompanying notes are an integral part of these statements.


                                       5

               BEAUTICONTROL COSMETICS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
              Increase (Decrease) in Cash and Cash Equivalents
                                (Unaudited)

                                                         Six Months Ended

                                                     May 31,       May 31,
                                                       1996           1995
        Net cash provided by (used in)
        operating activities                       $2,766,995      $954,739

        Cash flows from investing activities:
           Proceeds from sale of investments          240,000     2,868,000
           Purchase of investments                          -      (976,972)
           Purchase of property and equipment        (485,722)     (576,868)
           Purchase of other assets                  (202,564)      (37,217)

              Net cash provided by (used in)
               investing activities                  (448,286)    1,276,943

        Cash flows from financing activities:
           Proceeds from issuance of common
           stock                                       16,581           779
           Purchase of common stock for
           treasury                                (1,188,161)   (1,077,251)
           Dividends paid                          (1,222,955)   (1,394,356)
              Net cash provided by (used in)
               financing activities                (2,394,535)   (2,470,828)

        Net increase (decrease) in cash and
             cash equivalents                         (75,826)     (239,146)

        Cash and cash equivalents at the
         beginning of the period                      855,856     3,275,303

        Cash and cash equivalents at the end
         of the period                               $780,030    $3,036,157

        Supplemental Cash Flow Information
         Income Taxes                              $1,091,000    $1,510,300
         Interest                                      73,042           911

        The accompanying notes are an integral part of these statements.

                                          6

                    BEAUTICONTROL COSMETICS, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     QUARTERS ENDED May 31, 1996 AND May 31, 1995


          Note 1 - Basis of Presentation

          In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position as of May 31, 1996 and November 30, 1995 and the results of operations and cash flows for the six months ended May 31, 1996 and May 31, 1995. The results for the six months ended May 31, 1996 are not necessarily indicative of the results for the year.

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

          Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

          Results of Operation

          Quarters  ended  May 31,  1996  and  May  31,  1995.   Net  sales
          increased 11% from  $19,363,000 in 1995  to $21,478,000 in  1996.
          Sales for the second quarter  of 1996 were positively impacted by a recruiting promotion in March and April  and several successful
          product  introductions  during  the   quarter.    The  Consultant
          recruiting promotion was the most successful two month recruiting period in the Company s history. New product introductions for the second quarter of 1996 included What A Pear! TM Shampoo and Conditioner, Skin Hydrator Anti-Ash Creme and Sheer Rain TM skin,
          body and  bath scents.   Additionally, the  Company continued  to
          target  expansions  in  the  Hispanic  market  in  the  U.S.  and
          broadened   its   international      presence   by   establishing
          distributorships in Turkey and Indonesia.

          Cost of goods sold increased from 24.7% of sales in 1995 to 26.7% in 1996 as a direct result of the high sales of low margin demonstration kits sold to new Consultants during the recruiting promotion.

          Selling, general and administrative expenses as a percent of sales increased from 64.6% in 1995 to 66.3% in 1996 primarily as a result of the costs of the recruiting promotion coupled with the costs of a program to test improvements in the way Consultants are recruited, trained and developed in certain geographic areas.

          Other income and expenses (net) decreased $31,000 from $151,000 in 1995 to $120,000 in 1996 due to a decrease in the level of short and long-term investments used to repurchase shares of the Company's common stock.

          Net income decreased from $1,427,000 in 1995 to $974,000 in 1996 as a result of the recruiting promotion, test programs and market expansions previously discussed.

          Six months ended May 31, 1996 and May 31, 1995. The first quarter of 1995 was a strong quarter for the Company with several successful new product introductions including three extension
          products  to the  Regeneration TM  line.   In  the first  quarter of
          1996,  the  Company chose  to  focus  its  attention on  the  new
          programs  previously discussed.   The second quarter  of 1996 was
          especially strong as compared to 1995 with the success of the two month recruiting promotion and product introductions.

          Cost of goods sold as a percent of sales increased for the six month period from 23.9% in 1995 to 25.0% in 1996 due to a larger number of recruits purchasing demonstration kits which carry a low margin.

          Selling, general and administrative costs increased from 63.8% in the first six months of 1995 to 68.2% in 1996 due to investments in the development of new programs, market expansions and in building a larger Consultant sales force for the future.

          Other income and expenses (net) decreased from $282,000 in 1995 to $232,000 in 1996 due to the decrease in investments as previously discussed.

          As a result of the factors discussed above, net income decreased for the first half of 1996 to $1,641,000 from $3,159,000 in 1995.


          Liquidity and Capital Resources

          The Company's  primary source of  liquidity is funds  provided by
          operations.    Management  believes  that  these  funds  will  be
          sufficient to meet present and foreseeable capital needs.

          The Company's cash position decreased by $76,000 from $856,000 at November 30, 1995 to $780,000 at May 31, 1996 . Under a plan previously authorized by the Board of Directors, the Company can repurchase shares of its common stock in the open market when they are believed to be undervalued. In the second quarter of 1996, the Company repurchased 130,800 shares of common stock for $1,188,000.

          The Company has a $15,000,000 line of credit available to use primarily for share repurchase in the event that the Company believes its stock is undervalued and operating cash is needed for the business. The outstanding borrowing balance at May 31, 1996 was $2,100,000. This line of credit reduces to $12,000,000 on November 30, 1997 and decreases by $3,000,000 per year thereafter, if unused.

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

                                             BeautiControl Cosmetics, Inc.

                                                   (Registrant)


          Date:     7/10/96            /s/  RICHARD W. HEATH
                                            Richard W. Heath
                                            President, Chief Executive
                                            Officer



          Date:     7/10/96            /s/  M. DOUGLAS TUCKER
                                            M. Douglas Tucker
                                            Senior Vice President-Finance
                                            Principle Financial Officer