Form 10-Q
period 1996-08-31
BEAUTICONTROL COSMETICS INC
filed 1996-10-15
CIK 788330

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


        For Quarter Ended   August 31, 1996     Commission File Number  0-14449
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

        Indicated below is the number of shares outstanding of each class of the registrant's common stock, as of October 10, 1996.


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

                              PART 1. FINANCIAL INFORMATION

        Item 1.  Financial Statement

              Index to BeautiControl Cosmetics, Inc. Consolidated Financial Statement



                                                                 Page

        Balance Sheet                                             3-4

        Statements of Income                                        5

        Statements of Cash Flows                                    6

        Notes to Financial Statements                             7-8

                      BEAUTICONTROL COSMETICS, INC. AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS
                                       (UNAUDITED)
                                          ASSETS
                                                    August 31,   November 30,
                                                       1996         1995

        CURRENT ASSETS
           Cash and cash equivalents                   $34,004      $855,856
           Short-term investments                            -       844,680
           Accounts receivable-net of
             allowance for doubtful accounts
             of $351,300 and $324,500 at
             August 31, 1996 and
             November 30, 1995, respectively           736,936       358,671
           Inventories
              Raw materials                          5,868,967     4,932,131
              Finished goods                         7,777,273     4,547,889
                                                    13,646,240     9,480,020
           Deferred income taxes                     1,139,682     1,139,682
           Other current assets                        715,520     1,008,341

           Total current assets                     16,272,382    13,687,250


        PROPERTY AND EQUIPMENT, AT COST             21,376,280    20,521,226
           LESS ACCUMULATED DEPRECIATION
           AND AMORTIZATION                         11,783,580    10,471,727
                                                     9,592,700    10,049,499

        OTHER ASSETS
           Cost in excess of net tangible
           assets, acquired, net of
           amortization of $790,600 and
           $707,800 at August 31, 1996 and
           November 30, 1995, respectively           2,097,050     2,129,074
           Investments in bonds (at cost)            2,840,645     3,058,593
           Other, net of amortization of
           $505,200 and $474,100 at August
           31, 1996 and November 30, 1995,
           respectively                                548,174       429,289

              Total assets                         $31,350,951   $29,353,705



        The accompanying notes are an integral part of these statements.


                      BEAUTICONTROL COSMETICS, INC. AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS
                                       (UNAUDITED)
                           LIABILITIES AND STOCKHOLDERS' EQUITY



                                                   August 31,  November 30,
                                                      1996        1995
        CURRENT LIABILITIES
           Short-term borrowings                   $2,600,000    $1,400,000
           Accounts payable - trade                 4,816,240     2,842,701
           Sales tax payable                        1,110,784       906,013
           Accrued commissions and awards           2,128,318     1,762,683
           Accrued compensation                       720,875       573,722
           Accrued liabilities                      1,744,712     1,878,673
           Deferred income                            558,564     1,593,951
           Income taxes payable                        64,503       772,222
              Total current liabilities            13,743,996    11,729,965

        DEFERRED INCOME TAXES                         298,366       298,366

        STOCKHOLDERS' EQUITY
           Preferred stock
              Authorized - 1,000,000 shares,
              $.10 par value
              Issued and outstanding - none
           Common stock
              Authorized - 20,000,000 shares,
              $.10 par value
              Issued - 9,486,811 and 9,478,986
              shares at August 31, 1996 and
              November 30, 1995, respectively         948,681       947,899
           Capital in excess of par value          12,548,283    12,522,145
           Unrealized losses on investment,
              net of taxes                            (52,800)      (52,800)
           Retained earnings                       34,769,619    33,625,163
                                                   48,213,783    47,042,407

           Less cost of 3,708,800 and
           3,578,000   common shares held in
           treasury at August 31, 1996 and
           November 30, 1995                       30,905,194    29,717,033
                                                   17,308,589    17,325,374
              Total liabilities and
              stockholders' equity                $31,350,951   $29,353,705

        The accompanying notes are an integral part of these statements.

                      BEAUTICONTROL COSMETICS, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF INCOME
                                       (Unaudited)



                                Three Months Ended        Nine Months Ended


                               August 31,   August 31,   August 31,   August 31,
                                 1996         1995         1996         1995
     Sales                    $19,532,082  $17,905,604  $57,314,631  $55,551,899

     Cost of goods sold         4,648,019    4,708,219   14,083,274   13,716,346

        Gross profit           14,884,063   13,197,385   43,231,357   41,835,553


     Selling expenses           8,400,185    7,856,756   25,006,567   23,695,852

     General and
     administrative expenses    4,416,135    3,989,949   13,592,260   12,158,940
                               12,816,320   11,846,705   38,598,827   35,854,792

    Income from operations      2,067,743    1,350,680    4,632,530    5,980,761

     Other income and expenses
         Interest income           47,140       61,610      130,933      219,527
         Other, net                57,444       76,828      205,623      200,769
                                  104,584      138,438      336,556      420,296

     Income before income taxes 2,172,327    1,489,118    4,969,086    6,401,057

     Income taxes                 840,380      582,302    1,995,837    2,335,373

     Net Income                $1,331,947     $906,816   $2,973,249   $4,065,684


     Net income per common and
     common equivalent share        $0.23        $0.13        $0.50        $0.59

     Weighted average common
     and common equivalent
     shares                     5,907,633    6,752,384    5,986,945    6,893,001



        The accompanying notes are an integral part of these statements.



                      BEAUTICONTROL  COSMETICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Increase (Decrease) in Cash and Cash Equivalents
                                        (Unaudited)

                                                        Nine Months Ended

                                                    August 31,   August 31,
                                                      1996         1995
        Net cash provided by (used in)
        operating activities                       $2,184,021    $2,407,633

        Cash flows from investing activities:
           Proceeds from sale of investments        1,040,000     3,628,000
           Purchase of investments                          -      (976,972)
           Purchase of property and equipment        (855,055)   (1,092,953)
           Purchase of other assets                  (200,667)     (214,176)

              Net cash provided by (used in)
               investing activities                   (15,722)    1,343,899

        Cash flows from financing activities:
           Proceeds from issuance of common
           stock                                       26,920         1,014
           Purchase of common stock for
           treasury                                (1,188,161)   (4,451,174)
           Dividends paid                          (1,828,910)   (2,085,790)
              Net cash provided by (used in)
               financing activities                (2,990,151)   (6,535,950)

        Net increase (decrease) in cash and
             cash equivalents                        (821,852)   (2,784,418)

        Cash and cash equivalents at the
         beginning of the period                      855,856     3,275,303

        Cash and cash equivalents at the end
         of the period                                $34,004      $490,885

        Supplemental Cash Flow Information:
         Income Taxes                              $1,948,658    $2,080,400
         Interest                                      92,069             -



        The accompanying notes are an integral part of these statements.

                    BEAUTICONTROL COSMETICS, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  QUARTERS ENDED August 31, 1996 AND August 31, 1995


          Note 1 - Basis of Presentation

          In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position as of August 31, 1996 and November 30, 1995 and the results of operations and cash flows for the three and nine months ended August 31, 1996 and August 31, 1995. The results for the three and nine months ended August 31, 1996 are not necessarily indicative of the results for the year.

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

          Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

          Results of Operations

          Quarters ended August 31, 1996 and August 31, 1995. Net sales were $19,532,000 for the third quarter of 1996, a 9% increase over net sales of $17,906,000 for the same period in 1995. During the third quarter of 1996, the Company had several new product introductions including All Clear Skin System for acne, Vintage Eau de Parfum, a PMS Support Complex Supplement and a Fall Limited Collection Line, Vive La France which included Color Freeze lip, eye and nail products.

          Cost of goods sold decreased to 24% of sales in 1996 compared to 26% of sales in 1995. During the third quarter of 1995, the
          Company s   recruiting  drive   resulted   in   more   sales   of
          demonstration kits carrying lower margins and thus there was a higher cost of goods sold as a percent of sales in 1995 than in 1996.

          Selling, general and administrative expenses remained even at 66% of sales in both 1996 and 1995.

          Other income and expenses (net) was $105,000 compared to $138,000 for the same period in 1995.

          Net income increased to $1,332,000 in 1996 from $907,000 in 1995 primarily as a result of the year over year sales increase.

          Nine Months ended August 31, 1996 and August 31, 1995. Sales increased to $57,315,000 for the first nine months of 1996 compared to $55,552,000 for the same period in 1995. Successful new product introductions and skin care products continued to support sales.

          Cost of goods sold as a percent of sales remained constant at 25% in 1996 and in 1995.

          Selling, general and administrative costs were 67% of sales or $38,599,000 in 1996 compared to 65% of sales or $35,855,000 in
          1995 due to concentration on expanding domestic markets and developing and establishing international markets. The Company also spent approximately $500,000 testing new ways to recruit, train and develop Consultants. Currently, the states of Louisiana and Mississippi are participating in the test, and management is monitoring results for possible expansion to other states.

          Other income, (net), decreased to $337,000 in 1996 from $420,000 in 1995.

          Net income was $2,973,000 for the first nine months of 1996 compared to $4,066,000 for the same period in 1995 due to the factors stated above combined with the Company's United Kingdom subsidiary first year losses which are not expected to continue in future periods.

          Liquidity and Capital Resources

          The Company's primary source of liquidity is funds provided by operations.

          The Company's cash position decreased to $34,000 at August 31, 1996 from $856,000 at November 30, 1995. The Company invested $1,188,000 to repurchase 130,800 shares of its stock, paid dividends of $1,829,000 and paid $855,000 for additional property and equipment. Under a plan previously authorized by the Board of Directors, the Company may repurchase shares of its common stock when they are believed to be undervalued. The Company has authorization remaining for 244,700 shares for repurchase.

          The Company has a $15,000,000 line of credit to use for share repurchase and for operating cash for the business. The outstanding borrowings balance at August 31, 1996 was $2,600,000.

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

                                             BeautiControl Cosmetics, Inc.

                                                   (Registrant)


          Date:     10/14/96         /s/  RICHARD W. HEATH
                                          Richard W. Heath
                                          President, Chief Executive Officer



          Date:     10/14/96         /s/  M. DOUGLAS TUCKER
                                          M. Douglas Tucker
                                          Senior Vice President-Finance
                                          Principle Financial Officer