Form 10-K
period 1996-11-30
BEAUTICONTROL COSMETICS INC
filed 1997-02-27
CIK 788330

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


      For the fiscal year ended November 30, 1996 OR Commission File No 0-14449

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

          972/458-0601
          (Registrant's telephone number including area code)

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

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

          Aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the registrant as of February 7, 1997, computed by reference to the closing sale price of the registrant s Common Stock on the NASDAQ National Market System on such date, was approximately
          $101,355,791.

          Number of shares of the registrant s Common Stock outstanding as of February 7, 1997: 5,875,698.
                         DOCUMENTS INCORPORATED BY REFERENCE

          1. Certain portions of the registrant s definitive Proxy Statement in connection with the 1997 Annual Meeting of Stockholders to be held on April 1, 1997 are incorporated by reference into Part III of this report.

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

          The Company presents itself as "The World's Premier Skin Care and Image Company", offering a "Total Skin Care and Image Solution" to women through its many value added services. These services include Skin Condition Analysis, Color Analysis, Image Analysis and Makeup/Fashion Personality Analysis and are typically offered to the consumer at no charge.

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

          The Company also has a health and beauty supplements line, WITHIN BEAUTY . This product line includes hair and nail supplements, skin condition supplements and supplements designed for the different stages of a woman s life. During 1996, the Company expanded its health and beauty supplements to include SlenderGenics, a Weight Management System, and PMS Support Complex. The SlenderGenics system includes a metabolic booster supplement and appetite satisfying wafers. PMS Support Complex contains beneficial vitamins, minerals and herbs to help reduce the negative physical and emotional symptoms of PMS. Other major product introductions during the year included Color Freeze Lip and Eye Colors, Vintage and Sheer Rain Fragrance Collections and All Clear Skin Clearing System.

          Marketing and Distribution

          The Company's skin care, cosmetics, health and beauty supplements and related products are sold through Consultants who are independent contractors, not employees of the Company. As of November 30, 1996, the total Consultant count was 50,897 with 537 of these being Directors.

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

          In order to provide immediate product delivery, Consultants generally maintain a small inventory of products. Consultants make their own payment arrangements with their customers. The Company clears credit card payments to Consultants for selected credit cards, presently MasterCard, Visa, Discover Card and American Express.

          The Company sells its products to its Consultants generally on a payment-in-advance basis. Consultants pay for the Company's products by wire transfer, Western Union Quick Collect, cashier's check, money order or credit card except in the case of a Consultant's inventory order placed at training where, after credit approval, the Consultant may pay by personal check. Additionally, in 1996, the Company offered specific product programs on credit terms of approximately 45 days to approved Consultants. Consultants are offered the Company's products at wholesale discounts from suggested retail prices for resale to their customers. These wholesale discounts range from 25% to 55% based upon the timing and dollar amount of the Consultant's order. Sales taxes are generally prepaid to the Company by Consultants for transmittal to taxing authorities.

          The Company maintains inventory which generally permits the Company to ship goods in response to an order within 72 hours of the Company's receipt of the order.

          During 1996 the Company relied primarily upon United Parcel Service and United States parcel post and mail to ship products from its distribution facility in Dallas, Texas.

          Under the Client Connection Program, direct mailings to consumers are made by the Company a minimum of four times a year. This direct mailing program allows the Company to communicate directly with the consumer and encourages the consumer to contact her Consultant to reorder the Company s products.

          The consumer may order cosmetics either from the Consultant or directly from the Company by mail or by dialing a toll-free "800" number. The Consultant earns a sales commission regardless of the purchase method.

          The sales efforts of Consultants are also supported through Company-sponsored seminars and sales conferences held several times each year in various locations.

          Consultants may advance to the level of Senior Consultant by achieving specified standards for introducing to the Company
          individuals who also become Consultants ("Recruits").   A non-
          fluctuating percentage commission is paid to this level of Consultant based upon products purchased by the new Recruits for resale to customers and based on the Senior Consultant maintaining a certain personal monthly purchase volume. The commission is paid monthly as long as both the Recruiter and new Consultant remain active with the Company and the Recruiter maintains a certain personal purchase volume and her Senior Consultant status. At this level, the Consultant is also entitled to purchase products from the Company at a 50% discount regardless of the order size. A Consultant who has met further recruiting standards may qualify as a Unit VIP and thereby earn a higher percentage commission. This commission percentage is based on the Unit VIP's personal purchase volume and her Recruits purchase volume. By meeting additional recruiting and sales goals, a Unit VIP may qualify for the Unit Manager level. As a Unit Manager, the Consultant earns a higher percentage commission on product sales of her unit and is entitled to either drive an automobile furnished by the Company or receive a cash bonus.
          Upon meeting certain higher recruiting and sales levels, a Unit VIP or a Unit Manager may be appointed as a Unit Director ("Director"). In addition to the commissions on product sales of her unit and a higher automobile or cash option, each Consultant who advances to Director status is eligible to receive a leadership development bonus for any members of her unit who become Directors themselves. A unit generally includes all Consultants recruited directly by the Director or indirectly through Consultants recruited by the Director, who actively order from the Company and who have not themselves become Directors. Each Director also receives a commission on products purchased for resale by units headed by former members of her unit. In addition to the foregoing, the Company sponsors programs through which bonuses and prizes are awarded to Consultants who reach certain levels of performance in sales and in attracting new Consultants. In 1996, the Company tested changes to its compensation program in certain defined states to evaluate the effectiveness of alternate compensation plans.

          The Company discontinues its relationship with Consultants who fail to maintain a certain level of sales activity on a regular basis.

          Manufacturing

          The Company's manufacturing facility is located in Carrollton, Texas at which it manufactures or assembles the majority of products sold.

          Of the Company's sales approximately 37% was comprised of items produced by various unaffiliated manufacturers. Such outside manufacturers are used when the Company believes that such firms are able to manufacture products according to Company specifications less expensively than the Company.

          Materials used in the Company's skin care, cosmetic and health and beauty supplements products consist chiefly of readily available ingredients, containers and packaging materials. Such raw materials and components used in goods manufactured and assembled by the Company are available from a number of sources. To date, the Company has been able to secure an adequate supply of raw materials and components for its manufacturing facility. The Company endeavors to maintain relationships with backup suppliers in an effort to ensure that no interruptions in the Company's operations are likely to occur.

          The Company's manufacturing facility includes microbiology/quality control and product development laboratories. These laboratories are intended to facilitate and expedite quality control and to continue the development of new products for the Company. The Company continually engages in research and development activities to improve its existing products and to develop new products. However, during the fiscal years ended November 30, 1994, 1995 and 1996, such activities have not required the expenditure of material amounts.

          Employees

          At February 1, 1997, the Company employed 286 persons, 43 of which were engaged in the manufacture and assembly of the Company's products. None of the Company's employees are represented by a union and the Company considers its employee relations to be good. All employees are required to enter into an agreement with the Company whereby each employee agrees to maintain the confidentiality of customer lists and other sensitive information.

          Trademarks and Patents

          The Company has registered all its trademarks in the United States and Canada and has registered or is in the process of registering its principal trademarks in many other countries. The Company has the exclusive right to distribute the Skin Condition Analysis product "Skin Sensors" worldwide with the option to renew this exclusive right each year. The Company is licensed to use the following trademarks: "Skinlogics", "Sunlogics" and "Nailogics". The Company has a patent on the formulas for its "REGENERATION and REGENERATION, alpha-hydroxy acid based, products.

          Competition

          The cosmetics industry is a highly fragmented and competitive market which is sensitive to changing consumer preferences and demands. There are many large and well known cosmetics companies that manufacture and sell broad lines of skin care products and cosmetics through retail establishments. The Company competes with a number of direct sales companies who market skin care and cosmetic products and health and beauty supplements. The Company also competes, to an extent, with other direct sales companies in attracting new Consultants. Many cosmetics companies market products which are better known than the Company's products and many cosmetics companies are larger and have substantially greater resources than the Company.

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

          Item 2.  Properties.

          The Company's corporate headquarters is located in Carrollton, Texas in a building owned by the Company. The manufacturing and warehouse facility is also located in Carrollton, Texas. The Company leases this building under a lease that expires in 1999. The Company's distribution center is housed in a leased building in Dallas, Texas under a lease expiring in 1999. Both leases, at the Company's option, may be extended for an additional five years at the fair market rental rate in effect at the time for properties of equivalent use and size in the area.

          Item 3.  Legal Proceedings.

          Neither the Company nor its subsidiaries is a party to any pending proceedings which in Management s opinion, would have a material adverse effect on the results of operations or financial condition of the Company.

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


                                         1996                1995

                                    High       Low       High    Low
              First Quarter       $10.000   $ 8.500   $15.000  $12.750

              Second Quarter       10.500     7.250    13.625   11.875

              Third Quarter        10.000     6.250    13.000   10.500

              Fourth Quarter       16.500     8.125    11.750    9.250


          The high and low sales prices on February 7, 1997, as quoted on the NASDAQ National Market System were $17.63 and $17.25, respectively.

          As of January 31, 1997, there were approximately 1,500 holders of record of the common stock, including nonobjecting beneficial holders whose stock is held in nominee or street name by broker.

          Cash dividends were paid in each quarter of 1996 and 1995 at a rate of $.105 per share. While it is anticipated that quarterly dividends will continue to be declared, the final determination will depend upon the future earnings and financial position of the Company and such other factors as the Board of Directors may deem appropriate.


      Item 6 - Selected Financial Data
      (In thousands, except per share data)

      BEAUTICONTROL COSMETICS, INC. AND SUBSIDIARIES

      INCOME STATEMENT DATA:
                                              Years ended November 30,

                                  1996        1995     1994        1993     1992
      Net Sales                $80,108     $74,679   $70,591    $63,936  $60,142
      Cost of goods sold        19,830      18,920    17,298     16,329   15,825
      Selling, general
       and administrative
       expenses                 52,308      48,672    44,238     43,124   37,168
      Income from operations     7,970       7,087     9,055      4,483    7,149
      Other income, net            442         529       396        204      337
      Income before
       income taxes              8,412       7,616     9,451      4,687    7,486
      Income taxes               3,011       2,914     3,308      1,590    2,621
      Income before
       cumulative effect
       of change in
       accounting principle      5,401       4,702     6,143      3,097    4,865
      Cumulative effect of
       change in accounting
       principle                     -           -       172          -        -
      Net income               $ 5,401     $ 4,702   $ 6,315    $ 3,097  $ 4,865
      Net income per share:
        Primary                $  0.90     $  0.70   $ 0.88(2)  $  0.44  $  0.65
        Fully diluted          $  0.87     $  0.70   $ 0.88(2)  $  0.44  $  0.65
       Dividends per
       share                   $  0.42     $  0.42   $ 0.315    $  0.28  $  0.28

      BALANCE SHEET DATA:
      Total assets             $33,910     $29,354   $34,935    $28,531  $27,960
      Working capital            5,536       1,950     7,147      6,135    6,182
      Stockholders  equity      19,311      17,318    23,788     19,442   20,612
      CONSULTANT DATA:
      Number of consultants
      at fiscal year end       50,897    45,745(1)   42,108     37,728   32,387

      (1)    Excludes Consultants from certain test programs.
      (2) Excludes a onetime addition to net income of $.02 per share from the adoption of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, which superceded Statement of Financial Accounting Standards No. 96.

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



                                                 Year ended November 30,

          Product Groups                          1996     1995     1994
          Skin care products                        44%      46%      49%
          Cosmetic makeup products                  31       34       32
          Nail care products                         1        1        1
          Fragrance and toiletry products            1        1        1
          Cosmetics, color and image
             analysis accessories                   13       14       17
          Health and beauty supplements             10        4        -

          Total sales                              100%     100%     100%

          During 1996, quality product introductions and extensions to successfully established product lines were the keys to sales growth for the Company. Introduced in October 1996, SlenderGenics , the Company s Weight Management System, was the largest new product introduction of the year. REGENERATION Extreme Repair Hand Therapy, an extension to the Company s alpha hydroxy acid line has also shown great sales success. Expansion into international markets via sales distributorships, which the Company started in 1995, showed promising results in 1996 with 7 distributors established by year-end. The Company also transitioned its United Kingdom business from a subsidiary to a distributor during the year. The Company s commitment to international growth was also evidenced by the opening of administrative offices and a distribution facility in Canada. Along with innovative product introductions and international development in 1996, the Company implemented a more competitive entry and training method and alternate leadership compensation for its Consultants in certain test states.

          During 1997, the Company has numerous new product introductions scheduled. Plans also include fully implementing by 1997 year end the recruiting, training and compensation programs tested in 1996. Emphasis will again be placed on building and expanding quality international distributorships through seeking out and nurturing these relationships. With these plans in place, the Company anticipates long-term increases in sales and profitability.

          RESULTS OF OPERATIONS OF THE COMPANY
          Fiscal 1996 compared to Fiscal 1995
          Net sales increased 7% from $74,679,000 in 1995 to $80,108,000 in
          1996. Both innovative new product introductions and increased Consultant count were important to this year s sales growth. Sales increases were in part due to the successful product launch of the SlenderGenics Weight Management System - a complete weight maintenance program, extensions to existing product lines including REGENERATION Extreme Repair Hand Therapy and PMS Support Complex supplements.


          The SlenderGenics Weight Management System S introduction caused shifts in product category percentages; health and beauty supplements increased from 4% in 1995 to 10% in 1996. As a result of this category s growth, the skin care category decreased from 46% in 1995 to 44% in 1996 and the cosmetic makeup line decreased from 34% in 1995 to 31% in 1996.

          Gross profit margins remained constant at 75% of sales in both 1996 and 1995. Even though there were shifts in product group sales, the Company s pricing within each sales group provided comparable profit margins in both years.

          Selling, general and administrative expenses as a percentage of sales remained constant at 65%. In 1996, approximately $570,000 was spent on testing a more competitive recruiting, training and leadership compensation program in three test states. Some costs related to this test process such as literature development are primarily onetime expenses which will not significantly affect 1997. Other costs such as meeting costs related to the implementation of this program will continue in 1997 but on a streamlined basis. In 1995, $415,000 was spent on expenses related to a WITHIN BEAUTY supplements line launch.

          Other income and expense, net, decreased from $529,000 in 1995 to $442,000 in 1996 as a result of lower investable cash and interest expense on increased borrowings.

          The income tax provision for 1996 was $3,011,000 as compared to $2,914,000 in 1995. The effective tax rate was impacted in 1996 by a tax benefit related to dissolution of the United Kingdom subsidiary.

          Net income was impacted in 1996 by the factors stated above as well as from a combined $340,000 loss from the Company s United Kingdom subsidiary s operations and subsequent conversion to a distributorship.

          Fiscal 1995 compared to Fiscal 1994
          Net sales increased 6% from $70,591,000 in 1994 to $74,679,000 in
          1995. This sales increase is due primarily to new product introductions such as WITHIN BEAUTY - a revolutionary health and beauty nutritional supplement system and expansions in product lines such as REGENERATION Extreme Repair and REGENERATION2 which were early year additions to the REGENERATION alpha hydroxy acid line. Increased Consultant count also positively impacted sales.


          The April 1995 introduction of WITHIN BEAUTY health and beauty supplements contributed to increased sales. A new skin care line introduction in January of 1994 helped propel skin care products to 49% of sales in 1994; in 1995, the Company saw a leveling off of this percentage to 46%. The August 1995 introduction of newly formulated eye shadows and blushes attributed to the increase in cosmetic makeup products from 32% in 1994 to 34% in 1995.

          Gross profit margins decreased slightly from 76% in 1994 to 75% in 1995. Sales of low margin demonstration kits as a result of a recruiting promotion impacted this percentage in 1995.

          Selling, general and administrative expenses increased as a percentage of sales from 63% in 1994 to 65% in 1995 primarily due to expenses related to the WITHIN BEAUTY product launch, development of operations in the United Kingdom, U.S. Hispanic market development and a recruiting promotion.

          Other income and expense, net, increased from $396,000 to $529,000 as a result of increased investment income in the early part of the year and miscellaneous income from sales which were outside the normal course of business.

          The income tax provision for 1995 was $2,914,000 as compared to $3,308,000 in 1994. For a complete analysis, see Note D in the notes to the Consolidated Financial Statements.

          LIQUIDITY AND CAPITAL RESOURCES
          Working capital at November 30, 1996 was $5,536,000 compared to $1,950,000 at
          November 30, 1995. This increase is primarily attributable to increases in net trade accounts receivable and inventories, offset by an increase in short- term borrowings.

          Prior to 1996, Trade Accounts Receivable remained relatively low as a result of the Company s payment in advance policy on most sales programs. During 1996, the Company had several product offers involving temporary credit terms of approximately 45 days for approved Consultants. An extimated $750,000 of the November 30, 1996 balance was related to these credit programs. The

          Company plans to continue using these special credit terms selectively as well as evaluating other payment options.

          During 1996, in order to improve customer service, the Company increased the carrying levels of inventory related to core products which resulted in increased inventory balances. The Company anticipates that obsolescence will not be significantly affected as only core line product balances were increased. Additionally, the year end balance in 1996 was higher due to the Company s late year introduction of its weight management system, SlenderGenics.

          The Company increased its line of credit from $10,000,000 to $15,000,000 in 1996. The purpose of this line of credit is primarily for the Company to repurchase its common stock when it believes it is undervalued and for operating cash when it is needed for the business. The interest rate is based on a LIBOR rate plus a spread that adjusts with the debt ratio. The current expiration date is November 30, 1998; however, this revolving two year credit line can be extended annually and balances can be termed out at any time during the two years for a three year amortization. A commitment fee of .25% is paid quarterly based on the unused portion of this line of credit. The weighted average interest rates for 1996 and 1995 were 6.71% and 7.27%, respectively. The outstanding balances at November 30, 1996 and 1995 were $3,900,000 and $1,400,000, respectively. In 1995, the
          Company used its borrowings for repurchases of its common stock; in 1996, borrowings were primarily used for building inventory as discussed above. Management believes that this outstanding balance will be reduced by cash flow from operations; however, it may continue to use this line of credit as originally intended if necessary for the growth of its business.

          The Company spent $1,188,000 repurchasing its common stock in 1996. The common stock was purchased under a plan previously approved by the Board of Directors that allows the Company to purchase its common stock in the open market when the Company believes it to be undervalued.

          Four quarterly dividends totaling $2,442,000 or $.42 per share were paid during 1996.

          The Company s capital expenditures for 1996 totaled $1,104,000. Included in this amount were $586,000 for manufacturing related equipment and $285,000 for enhancements to computer operations. The Company anticipates its 1997 capital purchases will be in line with 1996 purchases.

          NEW ACCOUNTING STANDARDS
          In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of (SFAS 121). SFAS 121 requires that long-lived assets and certain identifiable intangibles to be held and used or disposed of by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. During 1996, the Company adopted this statement and determined that no impairment loss need be recognized.

          In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation (SFAS 123). This statement defines a fair value based method of accounting for employee stock options. Companies may, however, elect to make pro forma disclosures of net income and earnings per share, as if the fair value method of accounting had been applied, while continuing to use the intrinsic value based method of accounting prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees.
          The Company will be required to adopt SFAS 123 on December 1, 1996 and will continue to account for such plans under APB No. 25 resulting in no impact to the Company s financial position and results of operations.

          Certain statements in this Management s Discussion and Analysis section contain forward-looking information. These statements are based on current expectations, and actual results could differ materially. Important factors that could cause actual results to differ materially from those projected in the forward-looking statements include, but are not limited to the following: sales Consultants activity levels, the recruiting of new Consultants and new product introductions.

          Item 8 - Financial Statements and Supplementary Data
<AUDIT-REPORT>

                           REPORT OF INDEPENDENT AUDITORS

          Board of Directors and Stockholders
          BeautiControl Cosmetics, Inc.


          We have audited the accompanying consolidated balance sheet of BeautiControl Cosmetics, Inc. and Subsidiaries as of November 30, 1996, and the related statements of income, stockholders equity and cash flows for the year then ended. These financial statements are the responsibility of the Company s management. Our responsibility is to express an opinion on these financial statements based on our audit.

          We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

          In our opinion, the financial statements referred to above represent fairly, in all material respects, the consolidated financial position of BeautiControl Cosmetics, Inc. and Subsidiaries at November 30, 1996, and the consolidated results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.


      /S/ ERNST & YOUNG LLP
          Ernst & Young LLP
          Dallas, Texas
          December 19, 1996

</AUDIT-REPORT>

<AUDIT-REPORT>
                  REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

          Board of Directors and Stockholders
          BeautiControl Cosmetics, Inc.

          We have audited the accompanying consolidated balance sheets of BeautiControl Cosmetics, Inc. and Subsidiaries as of November 30, 1995, and the related consolidated statements of income, changes in stockholders equity and cash flows for each of the two years in the period ended November 30, 1995. These financial statements are the responsibility of the Company s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

          In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BeautiControl Cosmetics, Inc. and Subsidiaries as of November 30, 1995, and the consolidated results of their operations and their consolidated cash flows for each of the two years in the period ended November 30, 1995 in conformity with generally accepted accounting principles.

          As discussed in Notes A and D to the consolidated financial statements, the Company changed its method of accounting for investments in 1995 and for income taxes in 1994.


      /S/ GRANT THORNTON LLP
          Grant Thornton LLP
          Dallas, Texas
          December 26, 1995

</AUDIT-REPORT>

                    BEAUTICONTROL COSMETICS, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF INCOME
                                    (In Thousands)
                                                  YEARS ENDED NOVEMBER 30,
                                                1996        1995      1994
           Net Sales                         $80,108     $74,679   $70,591
           Cost of goods sold                 19,830      18,920    17,298

            Gross profit                      60,278      55,759    53,293

           Selling expenses                   33,948      31,849    28,406
           General and administrative         18,360      16,823    15,832
           expenses                           52,308      48,672    44,238

            Income from operations             7,970       7,087     9,055
           Other income
            Interest income                      172         266       256
            Other, net                           270         263       140
                                                 442         529       396
           Income before taxes and
           cumulative effect of change in
           accounting principle                8,412       7,616     9,451

           Income taxes                        3,011       2,914     3,308

           Income before cumulative
           effect of change in accounting
           principle                           5,401       4,702     6,143

           Cumulative effect of change in
           accounting principle                    -           -       172

           Net income                         $5,401      $4,702    $6,315

           Earnings per common and common
           equivalent share
           Primary:
            Before cumulative effect of
           change in accounting
           principle                            $.90        $.70      $.88
            Cumulative effect of change
           in accounting principle                 -           -       .02
            Net income                          $.90        $.70      $.90
            Weighted average common and
           common equivalent shares            6,025       6,753     7,020

           Fully Diluted
            Before cumulative effect of
           change in accounting
           principle                            $.87        $.70      $.88
            Cumulative effect of change
           in accounting principle                 -           -       .02
            Net income                          $.87        $.70      $.90
            Weighted average common and
           common equivalent shares            6,223       6,757     7,053

           Cumulative effect of change in accounting principle reflects the impact of the adoption of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes which superseded Statement of Financial Accounting Standards No. 96.

           The accompanying notes are an integral part of these statements.


                        BEAUTICONTROL COSMETICS, INC AND SUBSIDIARIES
                                 CONSOLIDATED BALANCE SHEETS
                          (In Thousands Except Shares Information)

                                                             NOVEMBER 30,
                                                           1996         1995
           CURRENT ASSETS
           Cash and cash equivalents                    $   884     $    855

           Investments                                      360          845
           Accounts receivable-trade,
            net of allowances of $488
            in 1996 and $325 in 1995                      1,104          358
           Inventories                                   14,837        9,480
           Deferred income taxes                          1,851        1,140
           Prepaid expenses                                 365          768
           Other current assets                             315          241

            Total current assets                         19,716       13,687

           PROPERTY AND EQUIPMENT, AT COST
           Land                                             766          766
           Office building                                3,904        3,837
           Office furniture and equipment                 7,251        6,981
           Machinery and equipment                        5,923        5,337
           Leasehold improvements                         1,193        1,152

           Transportation equipment                       2,428        2,448
                                                         21,465       20,521
           Less accumulated depreciation
            and amortization                             12,101       10,471
             Property and equipment, net                  9,364       10,050

           OTHER ASSETS
           Cost in excess of net tangible
            assets, acquired, net of
            amortization of $762 in 1996
            and $708 in 1995                              1,889        2,129
           Investments                                    2,403        3,059
           Other, net of amortization of
            $518 in 1996 and $474 in 1995                   538          429

            Total assets                              $  33,910     $ 29,354

          The accompanying notes are an integral part of these statements.

                       BEAUTICONTROL COSMETICS, INC AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEETS
                         (In Thousands Except Shares Information)
                                                             NOVEMBER 30,
                                                          1996         1995
          CURRENT LIABILITIES
           Short-term borrowings                      $  3,900      $ 1,400
           Accounts payable - trade                      2,926        2,850
           Sales tax payable                               938          906
           Accrued commissions and awards                2,090        1,763
           Accrued compensation                          1,020          574
           Accrued property taxes                          547          609
           Accrued state and federal income taxes        1,772        1,008
           Accrued liabilities                             637        1,034
           Deferred income                                 350        1,594
             Total current liabilities                  14,180       11,738

          DEFERRED INCOME TAXES                            419          298

          COMMITMENTS AND CONTINGENCIES                      -            -

          STOCKHOLDERS' EQUITY
           Preferred stock
             Authorized - 1,000,000 shares,
             $.10 par value
             Issued and outstanding - none                   -            -
           Common stock
             Authorized - 20,000,000 shares,
             $.10 par value
             Issued - 9,521,361 in 1996 and
             9,478,986 shares in 1995                      952          948
           Capital in excess of par value               12,720       12,522
           Unrealized losses on investments,
             net of taxes                                  (33)         (53)
           Retained earnings                            36,577       33,618
                                                        50,216       47,035
           Less treasury stock, at cost
             (3,708,800 shares in 1996
             and 3,578,000 shares in 1995)              30,905       29,717
             Total stockholders  equity                 19,311       17,318

             Total liabilities and
             stockholders' equity                     $ 33,910     $ 29,354

          The accompanying notes are an integral part of these statements.


                              BEAUTICONTROL COSMETICS, INC.
               CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS  EQUITY
                                     (In Thousands)
                                      Capital  Unrealized
                              Common In excess  Losses on  Retained Treasury
                               Stock  of Par   Investments Earnings  Stock
          November 30, 1993     $937  $11,535     $   -    $27,442  $20,471
          Issuance of common
           stock under stock
           option plans           10      843         -          -        -
          Purchase of treasury
           stock                   -        -         -          -      818
          Tax benefit related
           to stock options        -       94         -          -        -
          Dividends                -        -         -     (2,099)       -
          Net income               -        -         -      6,315        -

          November 30, 1994      947   12,472         -     31,658   21,289
          Unrealized losses from
           initial adoption of
           Financial Accounting
           Standards No. 115
           effective December 1,
           1994, net of tax
           of $40                  -        -       (78)         -        -
          Issuance of common
           stock under stock
           option plans            1       50         -          -        -
          Purchase of treasury
           stock                   -        -         -          -    8,428
          Foreign currency
           translation adjustment  -        -         -         (8)       -
          Dividends                -        -         -     (2,734)       -
          Net change in unrealized
           losses, net of tax
           of $13                  -        -        25          -        -
          Net income               -        -         -      4,702        -

          November 30, 1995      948   12,522       (53)    33,618   29,717
          Issuance of common
           stock under stock
           option plans            4      198         -          -        -
          Purchase of treasury
           stock                   -        -         -          -    1,188
          Foreign currency
           translation adjustment  -        -         -          -        -
          Dividends                -        -         -     (2,442)       -
          Net change in unrealized
           losses, net of tax of
           $10                     -       19         -          -        -
          Net income               -        -         -      5,401        -

          November 30, 1996     $952  $12,720      $(34)   $36,577  $30,905

          The accompanying notes are an integral part of these statements.

                       BEAUTICONTROL COSMETICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (In Thousands)

                                                    YEARS ENDED NOVEMBER 30,
                                                  1996       1995        1994
           Cash flows from operating
           activities:
             Net Income                        $5,401     $4,702      $6,315

           Adjustments to reconcile net
           income to net cash provided by
           operating activities
             Depreciation and amortization      1,882      1,866       1,799
             Deferred income tax                 (590)      (204)       (210)
             Provision for losses on trade
             accounts receivable                  164         33         (50)
           Changes in assets and liabilities:
               Accounts receivable               (909)       (83)       (109)
               Inventories                     (5,543)       675      (2,916)
               Prepaid expenses                   403       (167)        324
               Other current assets               (97)        (6)        253
               Accounts payable                   152       (977)      1,017
               Accrued compensation               446       (667)        467
               Accrued property taxes             (62)       124         374
               Accrued state and federal
                 income taxes                     764        551         178
               Other accrued liabilities          285        105        (483)
               Deferred income                 (1,244)       159         (88)
               Other                               63        236         396
           Net cash provided by operating
           activities                           1,115      6,347       7,267

           Cash flows from investing
           activities:
             Proceeds from maturities of
              investments                       1,140      3,728       4,828
             Purchase of investments                -       (977)     (7,999)
             Purchase of property and
              equipment                        (1,104)    (1,555)     (2,910)
             Purchase of other assets            (193)      (253)       (116)
           Net cash provided by (used in) in
           investing activities                  (157)       943      (6,197)

           Cash flows from financing
           activities:
             Proceeds from issuance of common
              stock                               202         51         853
             Short-term borrowings              2,500      1,400           -
             Purchase of treasury stock        (1,188)    (8,428)       (818)
             Dividends paid                    (2,442)    (2,734)     (2,099)
           Net cash used in financing
           activities                            (928)    (9,711)     (2,064)
           Effect of exchange rate on cash
           and cash equivalents                    (1)         1           -
           Net cash increase (decrease) in
           cash and cash equivalents               29     (2,420)       (994)
           Cash and cash equivalents at
           beginning of period                    855      3,275       4,269
           Cash and cash equivalents at end
           of period                             $884       $855      $3,275

           Supplemental cash flow
           information:
             Income taxes                      $2,402     $2,579      $2,495
             Interest                             176         21           -

           The accompanying notes are an integral part of these statements.


          BEAUTICONTROL COSMETICS, INC AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          NOVEMBER 30,  1996,  1995  AND  1994


          NOTE A - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT
                   ACCOUNTING POLICIES
          BeautiControl Cosmetics, Inc. and Subsidiaries is a leading manufacturer and direct seller of skin care, cosmetics, nail care, toiletries, health and beauty supplements and related products for women. The Company sells its products through independent sales persons who purchase the products from the Company and then sell them directly to consumers in the home or workplace.

          Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

          Reclassifications - Certain amounts for the prior years have been reclassified to conform to the current year presentation.

          Investments - Effective December 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115) which resulted in a change in the accounting for debt and equity securities held for investment purposes. Prior to December 1, 1994, the Company carried debt and equity securities at cost, which approximated market value. In accordance with SFAS 115, the Company s debt securities are now considered to be held-to-maturity and its equity securities are classified as available-for-sale. Held-to-maturity securities represent those securities that the Company has both the positive intent and ability to hold to maturity and are carried at amortized cost. Available-for-sale securities represent those securities that do not meet the classification of held-to-maturity, are not actively traded and are carried at fair value. Unrealized gains and losses on these securities are excluded from earnings and are reported as a separate component of stockholders equity, net of applicable taxes, until realized. In 1995, the Company recorded decreases in available-for-sale securities of $80,000 and a related deferred tax asset of $27,200, resulting in a net decrease of $52,800 in stockholders equity. In 1996, the Company recorded increases in available for sale securities of $29,060, with a related tax effect of $9,880 which resulted in a net increase to stockholders equity for $19,180.

          Inventories - Inventories are stated at the lower of cost (first-in, first-out method) or market.

          Property and Equipment - Depreciation is provided for property and equipment by the straight-line method over the following estimated useful lives of the assets:

                  Office building..............................30 years
                  Office furniture and equipment..............3-5 years
                  Machinery and equipment.................... 5-8 years
                  Transportation equipment.................. 5-15 years

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

          Long-Lived Assets - The Company reviews its long-lived assets, including property and equipment and costs in excess of net tangible assets, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Any material impairment would be recognized in operating results.

          Cash Equivalents - Investments that are short-term (generally with original maturities of three months or less) and highly liquid are considered to be cash equivalents.

          Deferred Income Taxes - Deferred income taxes are provided under the provisions of Financial Accounting Standards Board Statement No. 109.

          Revenue Recognition - Revenue is recognized when orders are shipped. Included in deferred income are orders which are paid for but not shipped and prepaid registration fees for future meetings.

          Product Returns - The Company will replace defective merchandise and will refund the purchase price if products are returned by unsatisfied end consumers of the Company s products.

          Net Income per Common Share - Net income per common share is based on the weighted average number of common shares and common equivalent shares outstanding during the period. Common equivalent shares include net shares issuable upon the assumed exercise of options using the treasury stock method.
          Dual presentation of primary and fully diluted earnings per share is shown on the face of the income statement where applicable.

          USE OF ESTIMATES
          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

          NOTE B - INVENTORIES
          Inventories (in thousands) consist of the following:

                                          Year Ended November 30,
                                            1996            1995
               Finished Goods              $ 8,745        $ 4,548
               Raw Materials                 6,092          4,932
               Total                       $14,837        $ 9,480

          NOTE C -  INVESTMENTS
          The fair values of investments are determined based on quoted market prices. The amortized cost and fair value of the investments (in thousands)at November 30, 1996 and November 30, 1995 are as follows:

                                               Gross       Gross
                                Amortized   Unrealized   Unrealized    Fair
                                   Cost        Gains       Losses     Value
           1996
           Available-for-sale
             Preferred stock      $1,044        $ -       $ (51)    $  993



           Held-to maturity
             Municipal bonds      $1,771        $19       $  (7)    $1,783


           1995
           Available-for-sale
            Preferred stock       $1,247        $ -       $ (80)    $1,167

           Held-to-maturity
            Municipal bonds       $2,636        $15       $ (14)    $2,637
            Corporate bonds          100          -          (1)        99
                                  $2,736        $15       $ (15)    $2,736


          The cost and fair value of investments (in thousands) by contractual maturity at November 30, 1996 are as follows:

                                                Held-to-maturity
                                              Amortized        Fair
                                                Cost          Value
          Due in one year or less             $    360      $   364
          Due from one year to five years          955          962
          Due from five years to ten years         300          300
          Due after ten years                      156          157
                                              $  1,771      $ 1,783


          NOTE D - INCOME TAXES
          Effective December 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. The Company recorded a tax benefit of $172,053 or two cents per share, reflecting the cumulative effect of the accounting change.

          The components of deferred income taxes (in thousands) are as follows:
                                                            November 30,
                                                        1996          1995
          Deferred tax assets:
            Inventories                                $  727        $  530

            Allowance for doubtful accounts               235           111

            Accrued expenses                              856           499
            Net operating loss carryforwards
              from foreign subsidiary                       -            89
            Other                                          24            27
                                                        1,842         1,256
          Less valuation allowance                          -            89
                                                       $1,842        $1,167

          Deferred tax liabilities:
            Property and equipment                     $ (411)        (326)

          Deferred tax assets and liabilities are
           classified as follows:
            Current deferred tax assets                $1,851        $1,140
            Noncurrent deferred tax liability            (419)         (298)
                                                       $1,432         $ 842

          Income tax expense before cumulative effect of accounting change
          (in thousands) is comprised of the following:

                                          Year Ended November 30,
                                         1996       1995      1994
             Current
              Federal                  $3,282     $2,766    $3,211
              State                       319        352       135
             Deferred                    (590)     (204)      (38)
                                       $3,011     $2,914    $3,308

          Reconciliation of income taxes computed at the Federal statutory rate and income tax expense is as follows:
                                                  Year Ended November 30,
                                                 1996       1995      1994
                Federal statutory rate          34.0%      34.0%     34.0%
                State                            2.5        3.0        .9
                Tax exempt interest              (.5)       (.7)      (.7)
                Other                            (.2)       2.0        .8

                Effective tax rate              35.8%      38.3%     35.0%

          NOTE E - CAPITAL STOCK
          The Company is authorized to issue 1,000,000 shares of $.10 par value preferred stock with voting powers and other special rights or restrictions, if any, to be determined by the Board of Directors at the time of issuance.

          As of November 30, 1996, the Company had purchased a total of 3,708,800 shares of its common stock pursuant to a plan approved by the Board of Directors to acquire up to 3,953,500 shares.

          NOTE F - LINE OF CREDIT
          The Company increased its line of credit from $10,000,000 to $15,000,000 in 1996. The interest rate is based on LIBOR plus a spread that adjusts with the debt ratio. The weighted average interest rates for 1996 & 1995 were 6.71% and 7.27%, respectively. The outstanding balances at November 30, 1996 and 1995 were $3,900,000 and $1,400,000, respectively. The expiration date is November 30, 1998; however, this revolving two year credit line can be extended annually and balances can be termed out at any time during the two years for a three year amortization. A commitment fee of .25% is paid quarterly based on the unused portion of this line of credit.

          NOTE G - STOCK OPTIONS AND EMPLOYEE BENEFIT PLANS
          The Company has three stock option plans covering key employees and non-employee directors.

          The Incentive Stock Option Plan permits the issuance of incentive stock options to employees of the Company to purchase up to 130,000 common shares of the Company. Specific terms of the options will be determined by the Compensation Committee of the Board of Directors; however, no options may be granted for less than the fair market value of the common stock nor for terms exceeding ten years.

          The Nonqualified Stock Option Plan permits the issuance of nonqualified stock options to employees and directors of the Company to purchase up to 140,000 common shares of the Company. Pursuant to this plan, options may be granted at prices to be determined by the Compensation Committee of the Board of Directors of the Company. During 1996, no options were granted under this plan.

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

                           INCENTIVE         NONQUALIFIED          SPECIAL
                       Shares    Option   Shares    Option   Shares    Option
                       Under     Price    Under     Price    Under     Price
                       Option    Range    Option    Range    Option    Range
                        000's              000's              000's
          November 30, 1994
          Outstanding   289  $ 2.11-17.50  480  $ 3.56-17.50  234  $ 3.28-13.75
          Granted        32  $      14.00   56  $10.75-14.00   27  $10.00-14.25
           Exercised     (7) $ 2.11-10.67   (5) $ 7.75- 8.50    -             -
           Cancelled    (28) $ 7.75-13.75  (23) $ 7.75-13.75    -             -

          November 30,  1995
           Outstanding  286  $ 3.28-17.50  508  $ 3.56-17.50  261  $ 3.28- 4.25
           Granted       68  $ 8.00- 9.50    -             -   15  $ 8.00- 9.50
           Exercised    (41) $ 4.89- 8.50   (1) $ 7.75- 8.50    -             -
           Cancelled    (24) $ 7.50-14.67   (2) $ 7.75-11.00    -             -

          November 30, 1996
          Outstanding   289  $ 3.28- 9.50* 505  $ 3.56-17.50* 276  $ 3.28-14.25
          Exercisable   144                413                261
          Available to
            grant        63                140                 58

          *In January 1996, 204,070 stock options with a price range of $10.00 to $17.50 were repriced to the current fair market value price of $9.25.

          The BeautiControl Cosmetics, Inc. 401(k) Plan allows for both the Company and eligible employees to contribute. Eligible employees include those over 21 years of age who have been employed with the Company a minimum of six months. Company contributions are voluntary and at the discretion of the Board of Directors of the Company. The Company s contribution expense for the years ended November 30, 1996, 1995 and 1994 was $111,000, $150,000 and
          $98,000, respectively.

          NOTE H - COMMITMENTS AND CONTINGENCIES
          At November 30, 1996, the Company was committed under non-cancellable operating leases, principally for two buildings, equipment and automobiles. The building leases expire in 1999 but may be extended for five years at the fair market rental rate in effect at that time.

          Minimum rentals in succeeding periods (in thousands) are as follows:
            Year Ending November 30,

                1997 ..................  1,372
                1998 ..................  1,155
                1999 ..................    807
                                        $3,334

          Rental expense (in thousands) is as follows:
           Year Ending November 30,

                1996 .................. $1,809
                1995 ..................  2,130
                1994 ..................  2,440


          NOTE I - RELATED PARTY TRANSACTIONS
          During 1996, the Company contracted with a member of the Board of Directors to provide consulting services to the Company. The Company paid $82,550 under this agreement which ended in May, 1996.

          NOTE J - UNAUDITED QUARTERLY OPERATING RESULTS
          Unaudited quarterly operating results for the years ended
          November 30, 1996 and 1995 (in thousands) are as follows:
                                 First   Second    Third   Fourth
                                Quarter  Quarter  Quarter  Quarter
          1996:
          Net sales             $16,305  $21,478  $19,532  $22,793
          Gross profit           12,603   15,745   14,884   17,046
          Net income                668      974    1,332    2,427
          Net income per
           common share         $   .11  $   .16  $   .23  $   .40


          1995:
          Net sales             $18,283  $19,363  $17,906  $19,127
          Gross profit           14,063   14,575   13,197   13,924
          Net income              1,732    1,427      907      636

          Net income per
           common share         $   .25  $   .21  $   .13  $   .10


          Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure


          On February 12, 1996, the Company dismissed Grant Thornton LLP as its independent auditors and appointed Ernst & Young LLP as the new auditors. The decision to dismiss Grant Thornton LLP and appoint Ernst & Young LLP was proposed by management, recommended by the Audit Committee of the Board of Directors, and approved by the Board of Directors.

          Grant Thornton LLP s report on the financial statements for the fiscal years ending November 30, 1995 and 1994 contained no adverse opinion or disclaimer of opinion or was qualified or modified as to uncertainty, audit scope or accounting principles. Further, during the fiscal years ending November 30, 1995 and 1994 and the subsequent interim period preceding the dismissal, there were no disagreements with Grant Thornton LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

          During the two most recent fiscal years and the subsequent interim period preceding the dismissal, there have been no reportable events (as defined in Item 304 of the Securities and Exchange Commission Regulation S-K) with Grant Thornton LLP.

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

          Item 11.  Executive Compensation

          The information relating to executive compensation set forth under the heading "Executive Compensation" on pages 7 through 11 of the Company's definitive Proxy Statement filed in connection with the 1996 Annual Meeting of Stockholders is incorporated herein by reference.

          Item 12.  Security Ownership of Certain Beneficial Owners and
          Management.

          Information concerning the security ownership of certain beneficial owners and management set forth under the heading "Security Ownership of Principal Stockholders and Management" on pages 1 through 2 of the Company's definitive Proxy Statement filed in connection with the 1996 Annual Meeting of Stockholders is incorporated herein by reference.

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

          Part IV


          Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

          (a) (1) and (2) Financial Statement and Schedules

            The following consolidated financial statements of BeautiControl Cosmetics, Inc.
            and Subsidiaries are filed herewith:

               Consolidated Statements of Income for the years ended November 30, 1996, 1995 and 1994.

               Consolidated Balance Sheets as of November 30, 1996 and
               1995.

               Consolidated Statement of Changes in Stockholders Equity for the three years ended November 30, 1996.

               Consolidated Statements of Cash Flows for the years ended November 30, 1996 1995 and 1994.

               Notes to Consolidated Financial Statements

               Report of Independent Auditors

               Report of Independent Certified Public Accountants

            All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange
            Commission are not required under related instructions, are not applicable or not material or the information required therein is included elsewhere in the financial statements


          (3)  Exhibits.

          The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as a part of this report and such
          Exhibit Index is hereby incorporated by reference.

          (b)Reports on Form 8-K

          The Company has filed no reports on Form 8-K during the fourth quarter of the year ended November 30, 1996.

          SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

   February 11, 1997 BEAUTICONTROL COSMETICS, INC.
           (Registrant)

   By: /S/ RICHARD W. HEATH
   President and Chief
   Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

   /S/ RICHARD W. HEATH President Chief Executive February 11, 1997
       Richard W. Heath  Officer and Director


   /S/ JINGER L. HEATH Chairman of the Board and February 11, 1997
       Jinger L. Heath   Director


   /S/ J. ROBERT WARD-BURNS Executive Vice-President February 11, 1997
       J. Robert Ward-Burns Chief Operating Officer and Director


   /S/ M. DOUGLAS TUCKER Senior Vice President-Finance February 11, 1997
       M. Douglas Tucker Principal Financial and Accounting Officer


   /S/ CHARLES M. DIKER Director February 11, 1997
       Charles M. Diker


   /S/ ROBERT S. FOLSOM Director February 11, 1997
       Robert S. Folsom


   /S/ JOSEPH M. HAGGAR, III Director February 11, 1997
       Joseph M. Haggar, III


   /S/ DENISE I. LITES Director February 11, 1997
      Denise I. Lites


   /S/ A. STARKE TAYLOR, JR. Director February 11, 1997
       A. Starke Taylor, Jr.


   /S/ JOEL T. WILLIAMS, JR. Director February 11, 1997
       Joel T. Williams, Jr.

                    BEAUTICONTROL COSMETICS, INC. AND SUBSIDIARIES
                            INDEX TO EXHIBITS

   Exhibit
   Number          Exhibit

   3.1          Restated Certificate of Incorporation
                dated February 22, 1986 (Filed with
                the Securities and Exchange Commission
                as Exhibit 3.1 to the Company s
                Registration Statement on Form S-8,
                Registration No. 333-17479, and
                incorporated herein by reference).

   3.2          Certificate of Amendment to Restated
                Certificate of Incorporation dated
                April 7, 1987 (Filed with the Securities and Exchange Commission as Exhibit 3.2 to the Company s Registration Statement on Form S-8, Registration No. 333-17479, and incorporated herein by reference).

   3.3          Certificate of Amendment to Restated
                Certificate of Incorporation dated
                April 3, 1992. (Filed with the Securities and Exchange Commission as Exhibit 3.3 to the Company's Registration Statement on
                Form S-8, Registration No. 333-17479, and incorporated herein by reference).

   3.4          By-laws of the Registrant as amended on
                March 21, 1991. (Filed with the Securities and Exchange Commission as Exhibit 3.4 to the Company s Registration Statement on Form S-8, Registration No. 333-17479, and incorporated herein by reference).

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

   10.2         Lease Agreement by and between
                Crow-Southland Joint Venture No. 1
                and BeautiControl Cosmetics, Inc.
                dated May 7,1990.  (Filed with the
                Securities and Exchange Commission,
                Exhibit 10.2 to the Company's Annual
                Report on Form 10-K for the year ended
                November 30, 1996 and incorporated
                herein by reference.)

   10.3         Lease Agreement by and between Crow
                Deansbank No. 7 and BeautiControl
                Cosmetics, Inc. dated June 6, 1996.
                (Filed with the Securities and Exchange
                Commission as Exhibit 10.3 to the
                Company's Annual Report on Form 10-K
                for the year ended November 30, 1990
                and incorporated herein by reference.)

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

   10.14        Amendment to Lease Agreement by and
                between Crow-Southland Joint Venture
                No. 1 and BeautiControl Cosmetics, Inc.
                dated December 17, 1991.  (Filed with
                the Securities and Exchange Commission
                as Exhibit 10.14 to the Company's
                Annual Report on Form 10-K for the
                year ended November 30, 1996 and
                incorporated herein by reference.)

   10.15        Amendment to Lease Agreement between
                Crow-Southland No. 1 and BeautiControl
                Cosmetics, Inc. dated May 7, 1990.
                (Filed with the Securities and Exchange
                Commission, Exhibit 10.2 to the Company s
                Annual Report on Form 10-K for the year
                ended November 30, 1990 and incorporated herein by reference.)

   10.16 Amendment to Lease Agreement by and between Crow Deansbank No. 7 and BeautiControl Cosmetics, Inc. dated June 6, 1990. (Filed with the Securities and Exchange Commission as Exhibit 10.3 to the Company s Annual Report on Form 10-K for the year ended November 30, 1990 and incorporated herein by reference.)

   10.17*       BeautiControl Cosmetics, Inc. 1996 Incentive
                Stock Option Plan.

   10.18*       BeautiControl Cosmetics, Inc. 1996 Non-Qualified
                Stock Option Plan.

   11*          BeautiControl Cosmetics, Inc. and
                Subsidiaries - Computation of Earnings
                per Common Share.

   21*          Subsidiaries of BeautiControl Cosmetics, Inc.

   23*          Consent of Independent Auditors

   23.1*        Consent of Independent Certified Public Accountants

   *  Filed herewith