Form 10-Q
period 1997-02-28
BEAUTICONTROL COSMETICS INC
filed 1997-04-11
CIK 788330

FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549


           X           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                   SECURITIES EXCHANGE ACT OF 1934

                       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                   SECURITIES EXCHANGE ACT OF 1934


        For Quarter Ended February 28, 1997   Commission File Number  0-14449

                              BeautiControl Cosmetics, Inc.

                  (Exact name of registrant as specified in its charter)


                 Delaware                                 75-2036343
        (State or other jurisdiction of         (I.R.S. Employer Identification
         incorporation or organization)           number)


                           2121 Midway, Carrollton, TX  75006

               (Address including zip code of principal executive offices)

                                       972/458-0601

                   (Registrant's telephone number including area code)

        Indicated below is the number of shares outstanding of each class of the registrant's common stock, as of April 7, 1997.


        Title of Each Class of Common Stock         Number of Shares Outstanding

           Common Stock, $0.10 par value                   5,910,698 shares


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
                                       (UNAUDITED)
                                          ASSETS

                                                   February 28,  November 30,
                                                       1997         1996

        CURRENT ASSETS
           Cash and cash equivalents                  $396,333      $884,384
           Short-term investments                      357,519       360,397
           Accounts receivable-net of
             allowance for doubtful accounts
             of $520,900 and $487,800 at
             February 28, 1997 and
             November 30, 1996, respectively         1,391,980     1,103,915
           Inventories
              Raw materials                          6,404,869     6,092,260
              Finished goods                         9,494,390     8,744,714
                                                    15,899,259    14,836,974
           Deferred income taxes                     1,850,892     1,850,892
           Other current assets                        900,883       679,672

           Total current assets                     20,796,866    19,716,234


        PROPERTY AND EQUIPMENT, AT COST             21,613,081    21,464,387
           LESS ACCUMULATED DEPRECIATION
           AND AMORTIZATION                         12,513,864    12,100,577
                                                     9,099,217     9,363,810

        OTHER ASSETS
           Cost in excess of net tangible
            assets, acquired, net of
            amortization of $778,800 and
            $762,300 at February 28, 1997 and
            November 30, 1996, respectively          1,872,492     1,889,063
           Investments                               2,397,112     2,403,326
           Other, net of amortization of
            $529,400 and $517,900 at February
            28, 1997 and November 30, 1996,
            respectively                               559,904       537,849

              Total assets                         $34,725,591   $33,910,282

        The accompanying notes are an integral part of these statements.

                      BEAUTICONTROL COSMETICS, INC. AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS
                                       (UNAUDITED)
                           LIABILITIES AND STOCKHOLDERS' EQUITY


                                                   February 28,  November 30,
                                                       1997         1996
        CURRENT LIABILITIES
           Short-term borrowings                    $6,500,000    $3,900,000
           Accounts payable - trade                  2,499,716     2,926,454
           Sales tax payable                           660,445       938,451
           Accrued commissions and awards            1,425,187     2,089,530
           Accrued compensation                        551,839     1,020,108
           Accrued liabilities                         281,483     1,183,787
           Deferred income                             423,405       349,655
           Accrued state and federal income
           taxes                                     1,588,493     1,772,236
              Total current liabilities             13,930,568    14,180,221

        DEFERRED INCOME TAXES                          419,384       419,384

        COMMITMENTS & CONTINGENCIES                         -             -

        STOCKHOLDERS' EQUITY
           Preferred stock
              Authorized - 1,000,000 shares,
              $.10 par value
              Issued and outstanding - none
           Common stock
              Authorized - 20,000,000 shares,
              $.10 par value
              Issued - 9,619,498 and
              9,521,361 shares at
              February 28, 1997 and
              November 30, 1996, respectively          961,950       952,136
           Capital in excess of par value           13,409,127    12,720,192
           Unrealized losses on investment,
            net of taxes                               (33,620)      (33,620)
            Retained earnings                       36,943,376    36,577,163
                                                    51,280,833    50,215,871

           Less cost of 3,708,800
            common shares held in treasury
            at February 28, 1997 and
            November 30, 1996                       30,905,194    30,905,194
                                                    20,375,639    19,310,677
           Total liabilities and
            stockholders' equity                   $34,725,591   $33,910,282


        The accompanying notes are an integral part of these statements.

                      BEAUTICONTROL COSMETICS, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF INCOME
                                       (Unaudited)




                                                     Three Months Ended

                                                   February 28,  February 29,
                                                       1997          1996
     Sales                                         $16,051,680   $16,304,786

     Cost of goods sold                              3,905,430     3,702,010

         Gross profit                               12,146,250    12,602,776

     Selling expenses                                6,508,817     7,126,828

     General and administrative expenses             4,162,184     4,415,329
                                                    10,671,001    11,542,157

         Income from operations                      1,475,249     1,060,619

     Other income and expenses
         Interest income                                30,037        41,203
         Other, net                                     42,349        70,857
                                                        72,386       112,060

         Income before income taxes                  1,547,635     1,172,679
     Income taxes                                      568,994       505,177

     Net income                                       $978,641      $667,502

         Net income per common and common
         equivalent share                                 $.16          $.11

     Weighted average common and common equivalent   6,309,942     6,067,373
     shares

         The accompanying notes are an integral part of these statements.

                      BEAUTICONTROL  COSMETICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Increase (Decrease) in Cash and Cash Equivalents
                                        (Unaudited)


                                                       Three Months Ended

                                                   February 28,  February 29,
                                                       1996          1997
        Net cash provided by (used in)
        operating activities                       ($3,023,592)     $378,977

        Cash flows from investing activities:
           Proceeds from sale of investments                 -       240,000
           Purchase of property and equipment         (148,694)     (185,470)
           Purchase of investments                           -             -
           Purchase of other assets                          -       (44,384)

              Net cash provided by (used in)
              investing activities                    (148,694)       10,146

        Cash flows from financing activities:
           Proceeds from issuance of common
            stock                                      698,749        10,406
           Short-term borrowings                     2,600,000       700,000
           Purchase of treasury stock                        -      (318,208)
           Dividends paid                             (614,514)     (616,753)
              Net cash provided by (used in)
              financing activities                   2,684,235      (224,555)

        Net increase (decrease) in cash and
         cash equivalents                             (488,051)      164,568

        Cash and cash equivalents at the
         beginning of the period                       884,384       855,856

        Cash and cash equivalents at the end
         of the period                              $  396,333    $1,020,424

        Supplemental cash flow information:
         Income taxes                               $  625,000    $  100,000
         Interest                                       93,407        31,819

        The accompanying notes are an integral part of these statements.

                    BEAUTICONTROL COSMETICS, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                QUARTERS ENDED FEBRUARY 28, 1997 AND FEBRUARY 29, 1996


          Note 1 - Basis of Presentation

          In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position as of February 28, 1997 and November 30, 1996 and the results of operations and cash flows for the three months ended February 28, 1997 and February 29, 1996. The results for the three months ended February 28, 1997 are not necessarily indicative of the results for the year.

          While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes included in the Company's annual report on Form 10-K for the year ended November 30, 1996.

          Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

          Results of Operation

          Quarters Ended February 28, 1997 and February 29, 1996. Net sales for the first quarter were $16,052,000 in 1997 compared to $16,305,000 in 1996. The first quarter of 1996 offered several new products including an extension to the Company s successful REGENERATION line - REGENERATION Extreme Repair Hand Therapy. Impacting sales for the first quarter of 1997 was the decision to delay the introduction of REGENERATION GOLD, a new skin repair product, until the second quarter. The strategy to guarantee the quality of the product s effectiveness and refine its unique packaging system will enable the Company to ensure that overall product execution is a complete success. Also planned for the second quarter is the national implementation of new lower cost entry and training programs for our Consultants which were successful in both Louisiana and Mississippi test markets in 1996.

          Gross profit margins for the first quarter of 1997 were 75.7% compared to 77.3% in 1996. Directly affecting this change were sales incentives that included higher product discounts offered to Consultants effectively lowering net sales and thus, gross profit margins. Also, the first quarter of 1997 included a recruiting promotion that caused sales to increase in the supplements product line and demonstration kits. These carry a higher cost and lower profit margins that were offset by decreases in commissions as a percent of sales.

          Selling, general and administrative expenses as a percent of sales decreased from 70.8% in 1996 to 66.5% in 1997. As mentioned above, the result of the recruiting promotion in the first quarter of 1997 caused sales to increase in both demonstration kits and sales aids. Because these product lines are not commissionable, Consultant commissions as a percent of sales were down. Also affecting the decrease in first quarter expenses was the reduction in cost and professional fees associated with the implementation of new recruiting and training programs and targeted market expansions.

          Other income and expenses decreased from $112,000 in 1996 to $72,000 in 1997.

          Net income increased 47% from $668,000 in 1996 to $979,000 in 1997 primarily due to lower selling, general and administrative expenses mentioned above.

          Liquidity and Capital Resources

          Working Capital at February 28, 1997 was $6,866,000 compared to $5,536,000 at November 30, 1996. This change is caused from increases in net trade accounts receivable and inventories, which are partially offset by increases in short-term borrowings and overall reductions in accrued items.

          The Company s cash position decreased from $884,000 at November 30, 1996 to $396,000 at February 28, 1997. Decreases in cash are a result of reductions to trade accounts payable, sales tax payable, and various accrued liabilities which include commissions, compensation and property taxes.

          The Company has a $15,000,000 line of credit available to use primarily for share repurchase in the event that the Company believes its stock is undervalued and if operating cash is needed for the business. The interest rate is based on a LIBOR rate plus a spread that adjusts with the debt ratio. The current expiration date is November 30, 1998; however, this revolving two year credit line can be extended annually and balances can be termed out at any time during the two years for a three year amortization. A commitment fee of .25% is paid quarterly based on the unused portion of this line of credit. The weighted average interest rate for first quarter 1997 was 6.74%; for 1996 the average was 6.71%. The outstanding balance at February 28, 1997 was $6,500,000 compared to $3,900,000 at November 30, 1996.

          During 1996 and first quarter 1997, the Company used its borrowings primarily for building inventory. Management believes that this outstanding balance will be reduced by cash flow from operations; however, it may continue to use this line of credit as originally intended, as necessary for the growth of its business.

          New Accounting Standards

          In December 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS 128) Earnings Per Share. SFAS 128 requires companies to present basic earnings per share and, if applicable, diluted earnings per share. This replaces primary and fully diluted earnings per share that is currently required under APB Opinion 15. The Company will be required to adopt SFAS 128 on December 1, 1997 but at present will continue to report earnings per share under APB 15. Currently, the Company has not yet determined the effect of adopting SFAS 128.

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

                                             BeautiControl Cosmetics, Inc.

                                                   (Registrant)


          Date:     4/10/97                       /s/  RICHARD W. HEATH
                                                        Richard W. Heath
                                                        President, Chief
                                                       Executive Officer



          Date:     4/10/97                      /s/   M. DOUGLAS TUCKER
                                                       M. Douglas Tucker
                                                       Senior Vice
                                                       President -Finance &
                                                        Principle Financial
                                                       Officer