Form 10-Q
period 1997-05-31
BEAUTICONTROL COSMETICS INC
filed 1997-07-15
CIK 788330

FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549


           X           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934

                       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934


        For Quarter Ended May 31, 1997         Commission File Number   0-14449

                              BeautiControl Cosmetics, Inc.

                  (Exact name of registrant as specified in its charter)


                 Delaware                                 75-2036343
        (State or other jurisdiction of    (I.R.S. Employer Identification
         incorporation or organization)     number)


                           2121 Midway, Carrollton, TX  75006

               (Address including zip code of principal executive offices)

                                       972/458-0601

                   (Registrant's telephone number including area code)

        Indicated below is the number of shares outstanding of each class of the registrant's common stock, as of July 7, 1997.


        Title of Each Class of Common Stock       Number of Shares Outstanding

           Common Stock, $0.10 par value                   5,928,198 shares

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
        Yes     X         No

                              PART 1. FINANCIAL INFORMATION

        Item 1.  Financial Statement

              Index to BeautiControl Cosmetics, Inc. Consolidated Financial Statement



                                                                 Page

        Balance Sheet                                             3-4

        Statements of Income                                        5

        Statements of Cash Flows                                    6

        Notes to Financial Statements                             7-9


                      BEAUTICONTROL COSMETICS, INC. AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS
                                       (UNAUDITED)
                                          ASSETS
                                                     May 31,     November 30,
                                                      1997          1996
        CURRENT ASSETS
           Cash and cash equivalents               $   906,612   $   884,384
           Short-term investments                      357,684       360,397
           Accounts receivable-net of
             allowance for doubtful accounts
             of $587,500 and $487,800 at
             May 31, 1997 and
             November 30, 1996, respectively           695,908     1,103,915
           Inventories
              Raw materials                          5,996,349     6,092,260
              Finished goods                         8,776,306     8,744,714
                                                    14,772,655    14,836,974
           Deferred income taxes                     1,850,892     1,850,892
           Other current assets                        686,199       679,672

           Total current assets                     19,269,950    19,716,234

        PROPERTY AND EQUIPMENT, AT COST             21,923,426    21,464,387
           LESS ACCUMULATED DEPRECIATION
           AND AMORTIZATION                         12,921,701    12,100,577
                                                     9,001,725     9,363,810

        OTHER ASSETS
           Cost in excess of net tangible
            assets, acquired, net of
            amortization of $795,400 and
            $762,300 at May 31, 1997 and
            November 30, 1996, respectively          1,855,921     1,889,063
           Investments                               2,392,580     2,403,326
           Other, net of amortization of
            $538,500 and $517,900 at May
            31, 1997 and November 30, 1996,
            respectively                               542,051       537,849
              Total assets                         $33,062,227   $33,910,282

        The accompanying notes are an integral part of these statements.

                      BEAUTICONTROL COSMETICS, INC. AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS
                                       (UNAUDITED)
                           LIABILITIES AND STOCKHOLDERS' EQUITY


                                                     May 31,     November 30,
                                                      1997           1996
        CURRENT LIABILITIES
           Short-term borrowings                  $ 2,500,000   $ 3,900,000
           Accounts payable - trade                 2,749,268     2,926,454
           Sales tax payable                          880,475       938,451
           Accrued commissions and awards           1,918,678     2,089,530
           Accrued compensation                       707,061     1,020,108
           Accrued liabilities                        688,866     1,183,787
           Deferred income                            696,473       349,655
           Accrued state and federal income
            taxes                                   1,512,457     1,772,236
              Total current liabilities            11,653,278    14,180,221

        DEFERRED INCOME TAXES                         419,384       419,384

        COMMITMENTS & CONTINGENCIES                         -             -

        STOCKHOLDERS' EQUITY
           Preferred stock
              Authorized - 1,000,000 shares,
              $.10 par value
              Issued and outstanding - none
           Common stock
              Authorized - 20,000,000 shares,
              $.10 par value
              Issued - 9,636,998 and 9,521,361
              shares at May 31, 1997
              and November 30, 1996,
              respectively                            963,700       952,136
           Capital in excess of par value          13,582,882    12,720,192
           Unrealized losses on investment,
             net of taxes                            (33,620)      (33,620)
           Retained earnings                       37,381,797    36,577,163
                                                   51,894,759    50,215,871

       Less cost of 3,708,800 common
          shares held in treasury at May
         31, 1997 and November 30, 1996            30,905,194    30,905,194
                                                   20,989,565    19,310,677
              Total liabilities and
              stockholders' equity                $33,062,227   $33,910,282


         The accompanying notes are an integral part of these statements.


                      BEAUTICONTROL COSMETICS, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF INCOME
                                       (Unaudited)


                                 Three Months Ended       Six Months Ended
                                May 31,      May 31,     May 31,      May 31,
                                 1997         1996        1997          1996
   Sales                      $19,908,470  $21,477,763  $35,960,150  $37,782,549

   Cost of goods sold           5,242,059    5,733,245    9,147,489    9,435,255

      Gross profit             14,666,411   15,744,518   26,812,661   28,347,294

   Selling expenses             8,201,178    9,479,554   14,709,995   16,606,382
   General and administrative
   expenses                     4,878,042    4,760,796    9,040,226    9,176,125
                               13,079,220   14,240,350   23,750,221   25,782,507

       Income from operations   1,587,191    1,504,168    3,062,440    2,564,787

   Other income and expenses
       Interest income             34,821       42,590       64,858       83,793
       Other, net                  49,993       77,322       92,342      148,179
                                   84,814      119,912      157,200      231,972

   Income before income taxes   1,672,005    1,624,080    3,219,640    2,796,759
   Income taxes                   611,076      650,280    1,180,070    1,155,457


   Net income                  $1,060,929     $973,800   $2,039,570   $1,641,302

       Net income per common and
       common equivalent share      $0.17        $0.16         $.33         $.27

   Weighted average common and
   common equivalent shares     6,158,032    6,000,440    6,234,390    6,028,910

         The accompanying notes are an integral part of these statements.


                      BEAUTICONTROL  COSMETICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Increase (Decrease) in Cash and Cash Equivalents
                                        (Unaudited)

                                                      Six Months Ended
                                                    May 31,      May 31,
                                                     1997         1996
        Net cash provided by (used in)
        operating   activities                     $2,244,801    $2,766,995

        Cash flows from investing activities:
           Proceeds from sale of investments                -       240,000
           Purchase of property and equipment        (459,039)     (485,722)
           Purchase of investments                          -             -
           Purchase of other assets                         -      (202,564)

              Net cash provided by (used in)
              investing activities                   (459,039)     (448,286)

        Cash flows from financing activities:
           Proceeds from issuance of common
            stock                                     874,254        16,581
           Short-term borrowings                   (1,400,000)            -
           Purchase of treasury stock                       -    (1,188,161)
           Dividends paid                          (1,237,788)   (1,222,955)
              Net cash provided by (used in)
               financing activities                (1,763,534)   (2,394,535)

        Net increase (decrease) in cash and
         cash equivalents                              22,228       (75,826)

        Cash and cash equivalents at the
         beginning of the period                      884,384       855,856

        Cash and cash equivalents at the end
         of the period                             $  906,612    $  780,030

        Supplemental cash flow information:
         Income taxes                              $1,269,000    $1,091,000
         Interest                                     178,978        73,042

        The accompanying notes are an integral part of these statements.

                    BEAUTICONTROL COSMETICS, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     QUARTERS ENDED May 31, 1997 AND May 31, 1996


          Note 1 - Basis of Presentation

          In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position as of May 31, 1997 and November 30, 1996 and the results of operations and cash flows for the six months ended May 31, 1997 and May 31, 1996. The results for the six months ended May 31, 1997 are not necessarily indicative of the results for the year.

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

          Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

          Results of Operation

          Quarters Ended May 31, 1997 and May 31, 1996. Net sales for 1997 were $19,908,000 compared to $21,478,000 in 1996. Second quarter 1997 sales were up against a strong second quarter in 1996, which included the Company's most successful recruiting promotion ever and a number of new product introductions. However, net income increased 9% over last year primarily due to promotional costs in 1996 related to the recruiting campaign. Second quarter 1997 included the introduction of REGENERATION GOLD, the Company's newest and most advanced skin repair product. Other new product offerings in second quarter 1997 included Sheer Breeze skin, body and bath scents and Color Freeze Eye Shadow Pencils. Also, this quarter, the Company implemented nationwide new lower cost entry and training programs for Consultants in addition to improved incentive and payout features for the Company s compensation program. With regards to strategic growth plans, second quarter of 1997 included some investment dollars spent on expansion efforts in Asian Pacific. The last two fiscal quarters of 1997 will focus on establishing operations and product lines with the expectation of opening our first Asia subsidiary in January, 1998.

          Gross profit margins for the second quarter of 1997 were 73.7% compared to 73.3% in 1996. 1996 second quarter gross margin was negatively impacted by increased sales of low margin demonstration kits during the recruiting promotion. 1997 gross margin was influenced by higher product discounts that were temporarily offered to new Consultants. This effectively lowers net sales and thus, gross profit margins.

          Selling, general and administrative expenses as a percent of sales decreased to 65.7% in 1997 from 66.3% in 1996. Second quarter 1997 costs showed a reduction from prior year because of the promotion and training costs that were associated with the 1996 recruiting promotion. A portion of this savings was offset by an increase in professional fees and other related costs specifically used for the implementation of REGENERATION GOLD. Also, commissions as a percent of sales increased in 1997 versus 1996. This was caused by an increase in sales of product lines that were commissionable to Consultants in 1997 when compared to non-commissionable sales resulting from the 1996 recruiting promotion.


          Net income increased by 9% or to $1,061,000 in 1997 compared to $973,800 in 1996 primarily due to lower selling, general and administrative expenses mentioned above.

          Six months ended May 31, 1997 and May 31, 1996. Sales for the first six months of 1997 were $35,960,000 as compared to $37,783,000 in 1996. This was largely due to the success of the 1996 recruiting promotion and several new product introductions.

          Gross profit margins decreased slightly to 74.6% in 1997 from 75.0% in 1996. As previously mentioned, this was a result of promotional sales incentives that were being offered that included higher product discounts extended to Consultants.

          Selling, general and administrative costs decreased to 66.0% of sales or $23,750,000 in 1997 from 68.2% of sales or $25,783,000.
          As previously mentioned, this was created by a reduction in costs and professional fees incurred during 1996 that were associated with the implementation of new recruiting and training programs.


          Other  income  and expenses  decreased to  $157,000 in  1997 from
          $232,000  in 1996.   This  was  due to  reductions in  investment
          related income.

          Net   income  increased  $398,000  in  1997  to  $2,039,000  from
          $1,641,000 in 1996. This was generated from a reduction in selling, general and administrative expenses mentioned above.

          Liquidity and Capital Resources

          Working Capital at May 31, 1997 was $7,617,000 compared to $5,536,000 at November 30, 1996. This change was a direct result of a decrease in short-term borrowings, as well as, a decrease in various accrued liabilities which include compensation, property taxes and commissions.

          The Company has a $15,000,000 line of credit available to use primarily for share repurchase in the event that the Company believes its stock is undervalued and for operating cash if needed for the business. The interest rate is based on a LIBOR rate plus a spread that adjusts with the debt ratio. The current expiration date is November 30, 1998; however, this revolving two year credit line can be extended annually and balances can be termed out at any time during the two years for a three year amortization. A commitment fee of .25% is paid quarterly based on the unused portion of this line of credit. The weighted average interest rate for the first six months was 6.80%; for 1996 the average was 6.71%. The outstanding balance at May 31, 1997 was $2,500,000 compared to $3,900,000 at November 30, 1996.

          The Board of Directors recently approved an increase of 755,300 shares of its common stock under the Company s Stock Repurchase Program. These additional shares, together with 244,700 shares from a prior authorization, bring the total number of shares authorized for repurchase to 1,000,000.

          New Accounting Standards

          In December 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS 128) Earnings Per Share. This statement requires companies to present basic earnings per share and, if applicable, diluted earnings per share. This replaces primary and fully diluted earnings per share that is currently required under APB Opinion 15. The Company will be required to adopt SFAS 128 on December 1, 1998 but at present will continue to report earnings per share under APB 15. Currently, the Company has not yet determined the effect of adopting SFAS 128.

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

                                             BeautiControl Cosmetics, Inc.

                                                   (Registrant)


          Date:   7/8/97                               /s/ RICHARD W. HEATH
                                                           Richard W. Heath
                                                           President, Chief
                                                           Executive Officer



          Date:   7/8/97                              /s/  M. DOUGLAS TUCKER
                                                           M. Douglas Tucker
                                                           Senior Vice President
                                                           -Finance & Principle
                                                           Financial Officer