Form 10-Q
period 1997-08-31
BEAUTICONTROL COSMETICS INC
filed 1997-10-14
CIK 788330

FORM 10-Q

                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549


          X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


      For Quarter Ended   August 31, 1997        Commission File Number  0-14449

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

       Indicated below is the number of shares outstanding of each class of the registrant's common stock, as of October 10, 1997.


       Title of Each Class of Common Stock        Number of Shares Outstanding

          Common Stock, $0.10 par value                  5,928,398 shares



       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
       Yes     X         No

                              PART 1. FINANCIAL INFORMATION

       Item 1.  Financial Statement

               Index to BeautiControl Cosmetics, Inc. Consolidated Financial Statement



                                                                   Page

       Balance Sheet                                                3-4

       Statements of Income                                           5

       Statements of Cash Flows                                       6

       Notes to Financial Statements                                7-9



                     BEAUTICONTROL COSMETICS, INC. AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS
                                       (UNAUDITED)
                                         ASSETS
                                                   August 31,   November 30,
                                                    1997           1996
        CURRENT ASSETS
           Cash and cash equivalents               $   590,827  $   884,384
           Short-term investments                      357,418      360,397
           Accounts receivable-net of
             allowance for doubtful accounts
             of $742,000 and $487,800 at
             August 31, 1997 and
             November 30, 1996, respectively         2,681,093    1,103,915
           Inventories
             Raw materials                           5,777,359    6,092,260
             Finished goods                          8,498,949    8,744,714
                                                    14,276,308   14,836,974
           Deferred income taxes                     1,850,892    1,850,892
           Other current assets                      1,073,387      679,672

           Total current assets                     20,829,925   19,716,234

        PROPERTY AND EQUIPMENT, AT COST             22,415,770   21,464,387
           LESS ACCUMULATED DEPRECIATION
           AND AMORTIZATION                         13,327,287   12,100,577
                                                     9,088,483    9,363,810
        OTHER ASSETS
           Cost in excess of net tangible
             assets, acquired, net of
             amortization of $812,000 and
             $762,300 at August 31, 1997 and
             November 30, 1996, respectively         1,839,351    1,889,063
           Investments in bonds (at cost)            2,388,047    2,403,326
           Other, net of amortization of
             $547,600 and $517,900 at August
             31, 1997 and November 30, 1996,
             respectively                              524,898      537,849
              Total assets                         $34,670,704  $33,910,282

        The accompanying notes are an integral part of these statements.



                     BEAUTICONTROL COSMETICS, INC. AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS
                                       (UNAUDITED)
                          LIABILITIES AND STOCKHOLDERS' EQUITY
                                                 August 31,    November 30,
                                                   1997           1996
        CURRENT LIABILITIES
        Short-term borrowings                    $ 4,700,000   $ 3,900,000
           Accounts payable - trade                3,552,368     2,926,454
           Sales tax payable                         964,952       938,451
           Accrued commissions and awards          1,962,173     2,089,530
           Accrued compensation                      565,330     1,020,108
           Accrued liabilities                       463,197     1,183,787
           Deferred income                            72,849       349,655
           Accrued state and federal income
            taxes                                  1,415,617     1,772,236
              Total current liabilities           13,696,486    14,180,221

        DEFERRED INCOME TAXES                        419,384       419,384

        COMMITMENTS & CONTINGENCIES                        -             -

        STOCKHOLDERS' EQUITY
           Preferred stock
              Authorized - 1,000,000 shares,
              $.10 par value
              Issued and outstanding - none
           Common stock
              Authorized - 20,000,000 shares,
              $.10 par value
              Issued - 9,637,198 and
              9,521,361 shares at August 31,
              1997 and November 30, 1996,
              respectively                           963,720       952,136
           Capital in excess of par value         13,584,650    12,720,192
           Unrealized losses on investment,
              net of taxes                          (33,620)      (33,620)
           Retained earnings                      36,945,278    36,577,163
                                                  51,460,028    50,215,871
           Less cost of 3,708,800 common
              shares held in treasury at
              August 31, 1997 and November
              30, 1996                            30,905,194    30,905,194
                                                  20,554,834    19,310,677
              Total liabilities and
              stockholders' equity               $34,670,704   $33,910,282

        The accompanying notes are an integral part of these statements.


                     BEAUTICONTROL COSMETICS, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF INCOME
                                       (Unaudited)


                             Three Months Ended          Nine Months Ended
                           August 31,   August 31,    August 31,   August 31,
                             1997         1996          1997         1996
  Sales                    $17,306,236  $19,532,082   $53,266,386  $57,314,631

  Cost of goods sold         4,486,895    4,648,019    13,634,384   14,083,274

    Gross profit            12,819,341   14,884,063    39,632,002   43,231,357

  Selling expenses           8,044,626    8,400,185    22,754,621   25,006,567

  General and
  administrative expenses    4,471,006    4,416,135    13,511,232   13,592,260
                            12,515,632   12,816,320    36,265,853   38,598,827

    Income from operations     303,709    2,067,743     3,366,149    4,632,530

  Other income and expenses
    Interest income             35,271       47,140       100,129      130,933
    Other, net                  39,632       57,444       131,974      205,623
                                74,903      104,584       232,103      336,556

  Income before income taxes   378,612    2,172,327     3,598,252    4,969,086
    Income taxes               194,646      840,380     1,374,716    1,995,837

    Net income                $183,966   $1,331,947    $2,223,536   $2,973,249

     Net income per common
     and common equivalent
     share                       $0.03        $0.23         $0.36        $0.50

     Weighted average common
     and common equivalent
     shares                  6,111,879    5,907,633     6,193,660    5,986,945


       The accompanying notes are an integral part of these statements.


                     BEAUTICONTROL  COSMETICS, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Increase (Decrease) in Cash and Cash Equivalents
                                       (Unaudited)
                                                       Nine Months Ended
                                                    August 31,      August 31,
                                                      1997            1996
        Net cash provided by (used in)
        operating activities                        $  842,034     $  984,021

        Cash flows from investing activities:
           Proceeds from sale of investments                 -      1,040,000
           Purchase of property and equipment         (951,383)      (855,055)
           Purchase of investments                           -              -
           Purchase of other assets                          -       (200,667)


              Net cash provided by (used in)
               investing activities                   (951,383)       (15,722)

        Cash flows from financing activities:
           Proceeds from issuance of common
           stock                                       876,042         26,920
           Short-term borrowings                       800,000      1,200,000
           Purchase of treasury stock                        -     (1,188,161)
           Dividends paid                           (1,860,250)    (1,828,910)
              Net cash provided by (used in)
               financing activities                   (184,208)    (1,790,151)

        Net increase (decrease) in cash and
             cash equivalents                         (293,557)      (821,852)

        Cash and cash equivalents at the
         beginning of the period                       884,384        855,856

        Cash and cash equivalents at the end
         of the period                                $590,827        $34,004

        Supplemental Cash Flow Information:
         Income Taxes                               $1,569,000     $1,948,658
         Interest                                      232,414         92,069

        The accompanying notes are an integral part of these statements.

                   BEAUTICONTROL COSMETICS, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 QUARTERS ENDED August 31, 1997 AND August 31, 1996


          Note 1 - Basis of Presentation

          In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position as of August 31, 1997 and November 30, 1996 and the results of operations and cash flows for the three and nine months ended August 31, 1997 and August 31, 1996. The results for the three and nine months ended August 31, 1997 are not necessarily indicative of the results for the year.

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

          Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

          Results of Operations

          Quarters ended August 31, 1997 and August 31, 1996. Net sales were $17,306,236 for the third quarter of 1997 compared to $19,532,082 in 1996. The Company offered several new products in both its skin care and cosmetic lines including REGENERATION GOLD Eye Repair, fall bath and body collections in a variety of scents, Color Freeze liquid makeup and Spectaculash thickening mascara. Slow recruiting efforts earlier this year has had an impact on sales results. The Company has introduced a lower cost entry system for new Consultants along with an enhanced training and compensation program. These improvements, in addition to a new promotion planned to continue through fourth quarter, are expected to improve the outlook on projected recruiting trends and long-term sales growth potential. Emphasis has also been placed on establishing a Taiwan subsidiary which is to open early in 1998.

          Gross profit margins for the third quarter of 1997 were 74.1% compared to 76.2% in 1996. Decreases in gross profit margins for third quarter 1997 were largely due to the timing of factory overhead allocations as well as increases in obsolete inventory reserves. Together, these costs were an additional 3.7% of net sales in 1997 compared to 1996. Although overall gross profit margins were down, the Company had experienced improvements to its actual cost of goods sold. Both decreases in product costs and changes in product sales mix have contributed higher gross margins in third quarter 1997 versus 1996. This was caused from higher sales in the skin care and beauty categories in 1997 versus 1996 which had higher sales in the Sales Aids and accessory's category due to recruiting activity.

          Selling, general and administrative expenses as a percent of sales increased to 72.3% in 1997 from 65.6% in 1996. Costs remained relatively even in dollar terms comparing third quarter 1997 to 1996. However, this combined with a decrease in sales caused SG&A as a percent of sales to increase. At present, the Company's focus is on future growth and expansion. As a result, spending occurred in third quarter 1997 establishing a company and distribution sites in Taiwan. Other additional expenses included administrative and promotion costs related to the annual Celebration meeting in Nashville as well as, a new recruiting promotion that is expected to last through the fourth quarter of this year.

          Net income decreased to $184,000 in 1997 from $1,332,000 in 1996.

          Nine months ended August 31, 1997 and August 31, 1996. Sales for the first nine months of 1997 were $53,266,000 compared to $57,315,000 in 1996. This was largely due to the success of the
          1996  recruiting   promotion   and   its  impact   on   sales.
          Comparatively, 1997 has experienced a slow down in recruiting efforts which has caused a decline in sales.

          Gross profit margins decreased to 74.4% in 1997 from 75.4% in 1996. Product discounts offered to Consultants earlier this year versus last year were higher. This resulted in a decrease in net sales and gross profit margins. Also, as previously discussed, there have been overall improvements to product costs and sales shifts to higher margin product categories, however, factory overhead allocations and increases to obsolete inventory reserves in third quarter 1997 have lowered gross margin results.

          Selling, general and administrative costs have increased to 68.1% of sales or $36,266,000 from 67.3% of sales or $38,599,000.
          Influencing the percent of sales increase was additional spending in start up costs for the Company's Taiwan subsidiary.

          Other income and expense decreased to $232,000 in 1997 from $337,000 in 1996. This was caused from reductions in investment related income.

          Net income decreased to $2,224,000 in 1997 from $2,973,000 in 1996 due to factors stated above.


    Liquidity and Capital Resources

          Working Capital at  August 31,  1997 was  $7,133,000 compared  to
          $5,536,000 at November  30, 1996.   Approximately $2,000,000 of
          the August 31, 1997 trade accounts receivable balance was related to temporary credit programs offered to Consultants in the month of August. Corresponding payments of these balances were processed in September. This was slightly offset by increases in both short-term borrowings and trade accounts payable.

          The Company's cash position decreased by $293,000 to $591,000 at August 31, 1997 from $884,000 at November 30, 1996. The decrease in cash was primarily caused from an increase in trade accounts receivable and the purchase of property and equipment needed for production of new product lines.

          The Company has a $15,000,000 line of credit available to use for both share repurchase in the event that the Company believes its stock is undervalued as well as, immediate working capital needs. The interest rate is based on a LIBOR rate plus a spread that adjusts with the debt ratio. The current expiration date is November 30, 1998; however, this revolving two year credit line can be extended annually and balances can be termed out at any time during the two years for a three year amortization. A commitment fee of .25% is paid quarterly based on the unused portion of
          this line  of credit.   The weighted average  interest rate
          for the third quarter of 1997 was 6.93% and for the first nine months 6.83%; for 1996 the average rates were 6.93% and 6.75% respectively. The outstanding balance at August 31, 1997 was $4,700,000 compared to $3,900,000 at November 30, 1996.

          The Board of Directors recently approved an increase of 755,300 shares of its common stock under the Company's Stock Repurchase Program. These additional shares, together with 244,700 shares from a prior authorization, bring the total number of shares authorized for repurchase to 1,000,000.

          New Accounting Standards

          In December 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS 128) Earnings per Share. This statement required companies to present basic earnings per share and, if applicable, diluted earnings per share. This replaced primary and fully diluted earnings per share that is currently required under APB Opinion 15. The Company will be required to adopt SFAS 128 on December 1, 1997 but at present will continue to report earnings per share under APB 15. Currently, the Company has not yet determined the effect of adopting SFAS 128.


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

                                             BeautiControl Cosmetics, Inc.

                                                       (Registrant)


          Date:     10/14/97                /s/ RICHARD W. HEATH
                                                Richard W. Heath
                                                President, Chief Executive
                                                Officer


          Date:     10/14/97               /s/  M. DOUGLAS TUCKER
                                                M. Douglas Tucker
                                                Senior Vice President-
                                                Finance & Principle
                                                Financial Officer