Form 10-K
period 1997-11-30
BEAUTICONTROL COSMETICS INC
filed 1998-03-02
CIK 788330

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

     For the fiscal year ended November 30, 1997 OR Commission File No 0-14449

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

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

          Aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the registrant as of February 6, 1998, computed by reference to the closing sale price of the registrant s Common Stock on the NASDAQ National Market System on such date, was approximately
          $45,204,035.

          Number of shares of the registrant s Common Stock outstanding as of February 6, 1998: 5,928,398.
                         DOCUMENTS INCORPORATED BY REFERENCE

          1. Certain portions of the registrant s definitive Proxy Statement in connection with the 1998 Annual Meeting of Stockholders to be held on April 7, 1998 are incorporated by reference into Part III of this report.

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

        The Company also has a health and beauty supplements line, WITHIN BEAUTY . This product line includes hair and nail supplements, skin condition supplements and supplements designed for the different stages of a woman s life. The Company also provides SlenderGenics, a weight management system, and PMS Support Complex to its health and beauty product line. The SlenderGenics system includes a metabolic booster supplement and appetite satisfying wafers. PMS Support Complex contains beneficial vitamins, minerals and herbs to help reduce the negative physical and emotional symptoms of PMS.

        During 1997, the Company extended its REGENERATION product line to include REGENERATION GOLD and REGENERATION GOLD eye repair. Other product offerings included Sheer Breeze fragrance collections, Color Freeze eye pencils and liquid makeup and SpectacuLash Thickening Mascara.

        Marketing and Distribution

        The Company's skin care, cosmetics, health and beauty supplements and related products are sold through Consultants who are independent contractors, not employees of the Company. As of November 30, 1997, the total Consultant count was 49,413 with 536 of these being Directors.

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

        In order to provide immediate product delivery, Consultants generally maintain a small inventory of products. Consultants make their own payment arrangements with their customers. The Company clears credit card payments to Consultants for selected credit cards, presently MasterCard, Visa, Novus/Discover Card and American Express.

        The Company sells its products to its Consultants generally on a payment-in-advance basis. Consultants pay for the Company's products by wire transfer, Western Union Quick Collect, money order or credit card. Additionally, beginning in 1996 and throughout 1997, the Company offered specific product programs on credit terms of approximately 45 days to approved Consultants.

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

        During 1997 the Company relied primarily upon Federal Express, United Parcel Service and United States parcel post and mail to ship products from its distribution facility in Dallas, Texas.

        Under the Client Connection Program, direct mailings to consumers are made by the Company a minimum of five times a year. This direct mailing program allows the Company to communicate directly with the consumer and encourages the consumer to contact her Consultant to reorder the Company s products.

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

        Of the Company's sales approximately 24% was comprised of items produced by various unaffiliated manufacturers. Such outside manufacturers are used when the Company believes that such firms are able to manufacture products according to Company specifications less expensively than the Company.

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

        The Company's manufacturing facility includes microbiology/quality control and product development laboratories. These laboratories are intended to facilitate and expedite quality control and to continue the development of new products for the Company. The Company continually engages in research and development activities to improve its existing products and to develop new products. However, during the fiscal years ended November 30, 1995, 1996 and 1997, such activities have not required the expenditure of material amounts.

        Employees

        At February 1, 1998, the Company employed 280 persons in North America, 41 of which were engaged in the manufacture and assembly of the Company's products. Also, the Taiwan branch, which opened on January 8, 1998 employs 40 persons. None of the Company's employees are represented by a union and the Company considers its employee relations to be good. All key employees are required to enter into an agreement with the Company whereby each employee agrees to maintain the confidentiality of customer lists and other sensitive information.

        Trademarks and Patents
        The Company has registered all its trademarks in the United States and has registered or is in the process of registering its principal trademarks in Canada, Taiwan and many other countries. The Company has the exclusive right to distribute the Skin Condition Analysis product "Skin Sensors" worldwide with the option to renew this exclusive right each year. The Company is licensed to use the following trademarks: "Skinlogics", "Sunlogics" and "Nailogics". The Company has a patent on the formulas for its "REGENERATION and REGENERATION, alpha-hydroxy acid based, products.

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

        Item 2.  Properties.

        The Company's domestic corporate headquarters is located in Carrollton, Texas in a building owned by the Company. The manufacturing and warehouse facility is also located in Carrollton, Texas. The Company leases this building under a lease that expires in 1999. The Company's distribution center is housed in a leased building in Dallas, Texas under a lease expiring in 1999. Both leases, at the Company's option, may be extended for an additional five years at the fair market rental rate in effect at the time for properties of equivalent use and size in the area. The Company also leased an additional warehouse facility in 1997 which is located in Carrollton, Texas; this lease expires in 1998. The Canadian subsidiary, located in Burlington, Ontario leases a combined office and distribution facility that expires in 2001.
        The Company's Taiwan branch has a leased facility in Taipei, Taiwan that expires in 2000 with first rights to renew upon expiration.

        Item 3.  Legal Proceedings.

        Neither the Company nor its subsidiaries is a party to any pending proceedings which in Management's opinion, would have a material adverse effect on the results of operations or financial condition of the Company.

        Item 4. Submission of Matters to a Vote of Security Holders. No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year covered by this report.

        Part II

        Item 5. Market for the Company's Common Stock and Related Stockholder Matters.

        The Common Stock is traded in the over-the-counter market under the symbol BUTI and is quoted on the NASDAQ National Market.

        The following table sets forth, for the periods indicated, the high and low closing sale prices for the Company's Common Stock on the NASDAQ National Market.

                                         1997                1996

                                    High       Low       High    Low
              First Quarter       $18.750   $13.000   $10.000  $ 8.500

              Second Quarter       17.125     8.875    10.500    7.250

              Third Quarter        12.875     9.000    10.000    6.250

              Fourth Quarter       10.000     8.000    16.500    8.125


        The high and low sales prices on February 6, 1998, as quoted on the NASDAQ National Market were $7.75 and $7.50, respectively.

        As of February 9, 1998, there were approximately 2,000 holders of record of the common stock, including nonobjecting beneficial holders whose stock is held in nominee or street name by brokers.

        Cash dividends were paid in each quarter of 1997 and 1996 at a rate of $.105 per share. While it is anticipated that quarterly dividends will continue to be declared, the final determination will depend upon the future earnings and financial position of the Company and such other factors as the Board of Directors may deem appropriate.

      Item 6 - Selected Financial Data
               (In thousands, except per share data)
      BEAUTICONTROL COSMETICS, INC. AND SUBSIDIARIES

      INCOME STATEMENT DATA:
                                              Years ended November 30,

                                   1997      1996      1995     1994     1993
      Net Sales                 $69,421   $80,108   $74,679  $70,591   $63,936
      Cost of goods sold         19,005    19,830    18,920   17,298    16,329
      Selling, general
       and administrative
       expenses                  50,294    52,308    48,672   44,238    43,124
      Income from operations        122     7,970     7,087    9,055     4,483
      Other income, net             276       442       529      396       204
      Income before
       income taxes                 398     8,412     7,616    9,451     4,687
      Income taxes                  274     3,011     2,914    3,308     1,590
      Income before
       cumulative effect
       of change in
       accounting principle         124     5,401     4,702    6,143     3,097
      Cumulative effect of
       change in accounting
       principle                      -         -        -       172         -
      Net income                 $  124   $ 5,401  $ 4,702   $ 6,315   $ 3,097
      Net income per share:
        Primary                  $ 0.02   $  0.90  $  0.70   $ 0.88(2) $  0.44
        Fully diluted            $ 0.02   $  0.87  $  0.70   $ 0.88(2) $  0.44
       Dividends per
       share                     $ 0.42   $  0.42  $  0.42   $ 0.315   $  0.28

      BALANCE SHEET DATA:
      Total assets              $29,356   $33,910  $29,354   $34,935   $28,531
      Working capital             7,391      9,43    3,350     7,147     6,135
      Long term borrowings        1,200     3,900    1,400         -         -
      Stockholders  equity       17,882    19,311   17,318    23,788    19,442
      CONSULTANT DATA:
      Number of consultants
       at fiscal year end        49,413    50,897   45,745(1) 42,108    37,728

      (1) Excludes Consultants from certain test programs.
      (2) Excludes a onetime addition to net income of $.02 per share from the adoption of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, which superceded Statement of Financial Accounting Standards No. 96.

     Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operation

     BeautiControl Cosmetics, Inc. (the Company) is a leading manufacturer and direct seller of skin care, cosmetics, health and beauty nutritional supplements and related products. The Company sells its products to independent Consultants who in turn sell to end consumers. Sales figures are based on orders shipped less returns. The percentage of the Company's total sales contributed by various product groups for the period set forth below were as follows:

                                            Year ended November 30,

     Product Groups                         1997     1996     1995
     Skin care products                       46%      44%      46%
     Cosmetic makeup products                 32       31       34
     Nail care products                        1        1        1
     Fragrance and toiletry products           2        1        1
     Cosmetics, color and image
        analysis accessories                  13       13       14
     Health and beauty supplements             6       10        4

     Total sales                             100%     100%     100%

     During 1997, the Company experienced a decline in its U.S. sales for the first time in its history. The current economic environment is one of low inflation and low unemployment which makes recruiting difficult for the party plan direct sales industry. Revisions to the Company's Consultant compensation plan were rolled out nationally in May with the purpose of improving recruiting; as expected, these changes are taking time to see all of the positive results anticipated. 1997 was also a year of significant investment by the Company in International operations. Start-up costs of $3.0 million before tax were incurred for expansion into Taiwan, where the business was opened in January, 1998. The Company's Canadian subsidiary also completed its first full year of local distribution operations in 1997; its facilities opened in Ontario in late 1996. A 17% increase in Canadian sales was achieved over the prior year but, as expected, the new subsidiary had a loss of $300,000 for the year. The Company did not reduce its U.S. sales, marketing and administrative costs, in spite of lower U.S. sales, with the intention of supporting our domestic business and international expansion.

     During 1998, the Company will be conducting a strong spring recruiting drive similar to previous successful programs. This together with our emphasis on product and field sales training are expected to improve U.S. sales and recruiting results. The Taiwan operations that opened in early 1998 is also expected to contribute to earnings during the year. The Company is evaluating the next Asian markets for potential entry. With the combination of these plans, the Company expects long-term increases in sales and profitability.

     RESULTS OF OPERATIONS OF THE COMPANY
     Fiscal 1997 compared to Fiscal 1996

     Net sales for 1997 were $69,421,000 compared to $80,108,000 in 1996.
     Several key factors have attributed directly to this year's sales performance. Most notable are those that have affected recruiting. Year end Consultant count was 49,413 in 1997 versus 50,897 in 1996. A favorable U.S. economy of low unemployment and low inflation has had an adverse impact on the direct selling industry creating a challenging environment for new recruits. Also, contributing to a downward trend in sales was a change in this year's recruiting strategy. In early 1997, the Company offered a Wellness promotion that was designed to create a unique type of Consultant for the health and beauty line. This strategy, combined with other sales and recruiting promotions run throughout the year, produced results below expectations and did not have the projected impact needed to drive domestic recruiting and sales performance. The Company rolled out nationwide in 1997 its new compensation plan that was successfully tested in several markets in 1996. While the compensation plan improvements are still relatively new to the Consultants, it has been well received and is considered a positive, more lucrative change. Because of this, the Company expects it will be integral to achieving favorable results in the future as part of the overall recruiting program. Two major successes in 1996 have also distorted this year's sales results. They include the Company's highly successful recruiting promotion during the first half of 1996 and the introduction of SlenderGenics Weight Management System which generated nearly $4,000,000 in incremental sales during the fourth quarter of 1996.

     Extensions to the REGENERATION product line, REGENERATION GOLD and REGENERATION GOLD Eye Repair caused shifts in product categories in 1997. The skin care line increased to 46% in 1997 from 44% in 1996. The 1996 introduction of the SlenderGenics Weight Management System shifted the health and beauty supplements to 10% in 1996 from 4% in 1995; this has subsequently evened out to 6% in 1997.

     Gross profit margins were 73% in 1997 compared to 75% in 1996. The decrease in gross profit margins for 1997 was largely due to absorption of factory overhead and increases in inventory reserves. For the year, these costs were an additional 2.4% of net sales in 1997 compared to 1996. Obsolete inventory expense was $800,000 higher in 1997 than 1996 caused primarily by excess seasonal products and unusable business aids. While factory overhead and inventory reserves are considered ongoing costs that affect gross profit margins, they were abnormally high in 1997.

     Selling, general and administrative expenses as a percent of sales increased to 72% in 1997 from 65% in 1996. Overall total spending in these costs was reduced by nearly $2,000,000 in 1997 compared to 1996. However, the decrease in sales has caused actual cost as a percent of sales to be unfavorable. The first two quarters of 1997 made up most of the dollar savings in total spending for selling, general and administrative expenses. This was primarily due to lower costs incurred in recruiting and promotion activities. In addition, there was a reduction from prior year promotion and training costs associated with the highly successful 1996 recruiting campaign. Selling, general and administrative spending in the third and fourth quarters of 1997 was heavily focused on start-up and investment spending for the Company's Taiwan branch that opened on January, 1998.

     Other income and expense decreased to $276,000 in 1997 compared to $442,000 in 1996. In 1997, the Company liquidated its investments resulting in a reduction in investment related income.

     The income tax provision for 1997 was $274,000 compared to $3,011,000 in 1996. The effective tax rate was affected by a loss of nearly $300,000 by the Company's Canadian subsidiary.

     Fiscal 1996 compared to Fiscal 1995
     Net sales increased 7% to $80,108,000 in 1996 from $74,679,000 in
     1995. Both innovative new product introductions and increased Consultant count were important to this year's sales growth. Sales increases were in part due to the successful product launch of the SlenderGenics Weight Management System - a complete weight maintenance program, extensions to existing product lines including REGENERATION Extreme Repair Hand Therapy and PMS Support Complex supplements.


     The SlenderGenics Weight Management System's introduction caused shifts in product sales; health and beauty supplements increased from 4% in 1995 to 10% in 1996. As a result of this category's growth, the skin care category decreased from 46% in 1995 to 44% in 1996 and the cosmetic makeup line decreased from 34% in 1995 to 31% in 1996.

     Gross profit margins remained constant at 75% of sales in both 1996 and 1995. Even though there were shifts in product group sales, the Company's pricing within each sales group provided comparable profit margins in both years.

     Selling, general and administrative expenses as a percentage of sales remained constant at 65%. In 1996, approximately $570,000 was spent on testing a more competitive recruiting, training and leadership compensation program in three test states. Some costs related to this test process such as literature development are primarily one-time expenses which will not significantly affect 1997. Other costs such as meeting costs related to the implementation of this program will continue in 1997 but on a streamlined basis. In 1995, $415,000 was spent on expenses related to the WITHIN BEAUTY supplements line launch.

     Other income and expense, net, decreased to $442,000 in 1996 from $529,000 in 1995 as a result of lower investable cash and interest expense on increased borrowings.

     The income tax provision for 1996 was $3,011,000 as compared to $2,914,000 in 1995. The effective tax rate was impacted in 1996 by a tax benefit related to the dissolution of the United Kingdom subsidiary.

     Net income was impacted in 1996 by the factors stated above as well as from a combined loss of $340,000 from the Company's United Kingdom subsidiary's operations and subsequent conversion to a distributorship.


     LIQUIDITY AND CAPITAL RESOURCES
     Working capital at November 30, 1997 was $7,391,000 compared to $9,436,000 at November 30, 1996. This decrease is primarily attributable to a decrease in inventories and trade accounts receivable, and by increases in deferred income and accounts payable.

     Net Trade Accounts Receivable decreased by $402,000 from 1996 to 1997 as it came back in line with prior years. Trade Accounts Receivable remained relatively low overall as a result of the Company's payment in advance policy on most sales programs. Beginning in 1996 and continuing throughout 1997, the Company had several product offers involving temporary credit terms that could extend out to 45 days for approved Consultants. An estimated $400,000 of the November 30, 1997 balance was related to these credit programs. At present, the Company plans to continue offering, on a selective basis, special credit terms. Due to the continuation of these credit programs, the Company chose to increase its allowance for bad debt to offset any related collection risk. This amount increased by $170,600 in 1997.

     The Company's inventory levels decreased $2,038,000 during 1997 compared to 1996. During 1996, inventory levels related to core products were increased to expedite orders and to improve customer service. Also, the year end balance in 1996 was higher due to the late year introduction of its weight management system, SlenderGenics . In 1997, the Company balanced its inventory levels for the start-up of the Taiwan branch and the decline in domestic sales. As a result, inventory levels were lower than prior year in both finished goods and component categories. In addition, as a direct result of both the decline in sales throughout the year and a subsequent detail review of inventory on hand, it was determined that an increase in reserve for obsolescence was needed. Total reserves increased over $800,000 in 1997 compared to 1996.

     The Company has a $15,000,000 line of credit, primarily for the Company to repurchase its common stock when it believes it is undervalued and for operating cash when it is needed for the business. The interest rate is based on a LIBOR rate plus a spread that adjusts with the debt ratio. The current expiration date is November 30, 1999; however, this revolving two year credit line can be extended annually and balances can be converted to a term loan at any time during the two years for a three year amortization. Due to the long term nature and terms of this line of credit, the Company classified the outstanding debt as long-term in 1997 and 1996. A commitment fee of .25% is paid quarterly based on the unused portion of this line of credit. The weighted average interest rates for 1997 and 1996 were 6.85% and 6.71%, respectively. The outstanding balances at November
     30, 1997 and 1996 were $1,200,000 and $3,900,000, respectively.  In 1997, borrowings were used primarily for operations and the Company's expansion into Taiwan. Management believes that this outstanding balance will be reduced by cash flow from operations; however, it may continue to use this line of credit as originally intended as necessary for the growth of the business.

     Even though the Company did not repurchase any of its common stock in 1997, it remains approved by the Board of Directors to purchase up to 1,000,000 additional shares of its common stock.


     The Company's capital expenditures for 1997 totaled $1,895,000 of which $480,000 was for the Taiwan branch. Included in the total domestic expenditures was $571,000 for manufacturing related equipment and $410,000 for enhancements to computer operations. The Company anticipates its 1998 capital purchases will be in line with 1997.

     YEAR 2000 ISSUES
     The Company has initiated a task force committee to address Year 2000 issues. The committee was established to oversee the progress in project planning for software and hardware modifications in addition to coordinating efforts to ensure compliance of third party vendors and suppliers. An initial assessment and inventory of software modifications has been completed along with a definition of business risks associated with each application. A project plan has been developed to address needed modifications with primary emphasis on
     applications with the most inherent business risk exposure.   Both
     external and internal resources have been dedicated to the project including programmers, key management and outside consultants. Also, a separate computer system has been arranged for testing ouside of the production environment. Completion dates have been formulated for key tasks and will be monitored throughout 1998 and 1999. At this time, management does not believe the cost of implementing the Year 2000 project will be material to the Company s results of operations or financial position.


     Certain statements in this Management's Discussion and Analysis section contain forward-looking information. These statements are based on current expectations, and actual results could differ materially. Important factors that could cause actual results to differ materially from those projected in the forward-looking statements include, but are not limited to the following: Consultants sales activity levels, the recruiting of new Consultants, new product introductions, and the results of its international subsidiaries.

     Item 8 - Financial Statements and Supplementary Data
<AUDIT-REPORT>

                         REPORT OF INDEPENDENT AUDITORS



     Board of Directors and Stockholders
     BeautiControl Cosmetics, Inc.

     We have audited the accompanying consolidated balance sheets of BeautiControl Cosmetics, Inc. and Subsidiaries as of November 30, 1997 and 1996, and the related statements of income, stockholders equity and cash flows for each of the two years in the period ended November 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of BeautiControl Cosmetics, Inc. and Subsidiaries at November 30, 1997, and 1996, and the consolidated results of their operations and their cash flows for each of the two years in the period ended November 30, 1997 in conformity with generally accepted accounting principles.



                                                     /S/ERNST & YOUNG LLP
                                                        Ernst & Young LLP
     Dallas, Texas
     January 2,1998
</AUDIT-REPORT>

<AUDIT-REPORT>
               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

     Board of Directors and Stockholders
     BeautiControl Cosmetics, Inc.

     We have audited the accompanying consolidated statements of income, changes in stockholders equity and cash flows of BeautiControl Cosmetics, Inc. For the year ended November 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and the consolidated cash flows of BeautiControl Cosmetics, Inc. for the year ended November 30, 1995 in conformity with generlly accepted accounting principles.



  /S/GRANT THORNTON LLP
     Grant Thornton LLP
     Dallas, Texas
     December 26, 1995
</AUDIT-REPORT>

                   BEAUTICONTROL COSMETICS, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF INCOME
                                   (In Thousands)

                                                 YEARS ENDED NOVEMBER 30,

                                              1997        1996       1995
          Net Sales                        $69,421     $80,108    $74,679
          Cost of goods sold                19,005      19,830     18,920

           Gross profit                     50,416      60,278     55,759

          Selling expenses                  31,755      33,948     31,849
          General and administrative        18,539      18,360     16,823
          expenses
                                            50,294      52,308     48,672

           Income from operations              122       7,970      7,087
          Other income
           Interest income                     146         172        266
           Other, net                          130         270        263
                                               276         442        529

          Income before income taxes           398       8,412      7,616

          Income taxes                         274       3,011      2,914

          Net income                          $124      $5,401     $4,702
          Earnings per common and common
          equivalent share
          Primary:
           Net income                         $.02        $.90       $.70
           Weighted average common and
          common equivalent shares           6,154       6,025      6,753

          Fully Diluted:
           Net income                         $.02        $.87       $.70
           Weighted average common and
           common equivalent shares          6,176       6,223      6,757

          The accompanying notes are an integral part of these statements.

                       BEAUTICONTROL COSMETICS, INC AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEETS
                         (In Thousands Except Shares Information)


                                                             NOVEMBER 30,

                                                          1997         1996
          CURRENT ASSETS
          Cash and cash equivalents                    $   720      $   884
          Investments                                        -          360
          Accounts receivable-trade,
           net of allowances of $658
           in 1997 and $488 in 1996                        702        1,104
          Inventories                                   12,799       14,837
          Deferred income taxes                          1,530        1,851
          Prepaid expenses                                 622          365
          Income tax receivable                            727            -
          Other current assets                             125          315

           Total current assets                         17,225       19,716

          PROPERTY AND EQUIPMENT, AT COST
          Land                                             766          766
          Office building                                3,957        3,904
          Office furniture and equipment                 8,122        7,251
          Machinery and equipment                        6,506        5,923
          Leasehold improvements                         1,367        1,193
          Transportation equipment                       2,641        2,428
                                                        23,359       21,465
          Less accumulated depreciation
           and amortization                             13,732       12,101
            Property and equipment, net                  9,627        9,364

          OTHER ASSETS
          Cost in excess of net tangible
           assets, acquired, net of
           amortization of $828 in 1997
           and $762 in 1996                              1,823        1,889
          Investments                                        -        2,403
          Other, net of amortization of
           $557 in 1997 and $518 in 1996                   681          538

           Total assets                                $29,356      $33,910

            The accompanying notes are an integral part of these statements.


                     BEAUTICONTROL COSMETICS, INC AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS
                        (In Thousands Except Shares Information)

                                                            NOVEMBER 30,
                                                         1997         1996
         CURRENT LIABILITIES
          Accounts payable - trade                    $ 3,936      $ 2,926
          Sales tax payable                               749          938
          Accrued commissions and awards                1,784        2,090
          Accrued compensation                            545        1,020
          Accrued property taxes                          635          547
          Accrued other taxes                             462        1,772
          Accrued liabilities                             660          637
          Deferred income                               1,063          350
            Total current liabilities                   9,834       10,280

         DEFERRED INCOME TAXES                            440          419

         LONG-TERM BORROWINGS                           1,200        3,900

         COMMITMENTS AND CONTINGENCIES                      -            -

         STOCKHOLDERS' EQUITY
          Preferred stock
            Authorized - 1,000,000 shares,
            $.10 par value
            Issued and outstanding - none                   -            -
          Common stock
            Authorized - 20,000,000 shares,
            $.10 par value
            Issued - 9,637,198 in 1997 and
            9,521,361 shares in 1996                      964          952
          Capital in excess of par value               13,585       12,720
          Unrealized losses on investments,
            net of taxes                                    -          (33)
          Retained earnings                            34,238       36,577
                                                       48,787       50,216
          Less treasury stock, at cost
            (3,708,800 shares in 1997
            and 1996)                                  30,905       30,905
            Total stockholders  equity                 17,882       19,311

            Total liabilities and
            stockholders' equity                     $ 29,356     $ 33,910

         The accompanying notes are an integral part of these statements.

                              BEAUTICONTROL COSMETICS, INC.
               CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS  EQUITY
                                     (In Thousands)


                                         Capital  Unrealized
                                 Common In excess  Losses on  Retained Treasury
                                  Stock  of Par   Investments Earnings  Stock
          November 30, 1994        $947  $12,472     $   -    $31,658  $21,289
          Unrealized losses from
           initial adoption of
           Financial Accounting
           Standards No. 115
           effective December 1,
           1994, net of tax
           of $40                     -        -       (78)         -        -
          Issuance of common
           stock under stock
           option plans               1       50         -          -        -
          Purchase of treasury
           stock                      -        -         -          -    8,428
          Foreign currency
           translation adjustment     -        -         -         (8)       -
          Dividends                   -        -         -     (2,734)       -
          Net change in unrealized
           losses, net of tax
           of $13                     -        -        25          -        -
          Net income                  -        -         -      4,702        -

          November 30, 1995         948   12,522       (53)    33,618   29,717
          Issuance of common
           stock under stock
           option plans               4      198         -          -        -
          Purchase of treasury
           stock                      -        -         -          -    1,188
          Dividends                   -        -         -     (2,442)       -
          Net change in unrealized
           losses, net of tax of
           $10                        -        -        19          -        -
          Net income                  -        -         -      5,401        -

          November 30, 1996         952   12,720       (34)    36,577   30,905
          Issuance of common
           stock under stock
           option plans              12      753         -          -        -
          Tax benefit related to
           stock options              -      112         -          -        -
          Foreign currency
           translation adjustment     -        -         -         20        -
          Dividends                   -        -         -     (2,483)       -
          Net change in unrealized
           losses, net of tax         -        -        34          -        -
          Net income                  -        -         -        124        -

          November 30, 1997        $964  $13,585     $   -    $34,238  $30,905

          The accompanying notes are an integral part of these statements.

                  BEAUTICONTROL COSMETICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (In Thousands)

                                               YEARS ENDED NOVEMBER 30,
                                            1997       1996        1995
      Cash flows from operating
      activities
       Net Income                         $  124     $5,401      $4,702

      Adjustments to reconcile net
      income to net cash provided
      by operating activities
        Depreciation and amortization      1,757      1,882       1,866
        Deferred income tax                   29       (590)       (204)
        Provision for losses on trade
         accounts receivable                 369        234         183
        Provision for obsolete
         inventory                         1,327        491         960
      Changes in assets and liabilities:
          Accounts receivable                 33       (980)       (233)
          Inventories                        711     (6,034)       (285)
          Prepaid expenses                  (257)       404        (167)
          Income tax receivable             (727)         -           -
          Other current assets               190        (97)         (6)
          Accounts payable                 1,010        152        (977)
          Accrued compensation              (475)       446        (667)
          Accrued property taxes              88        (62)        124
          Accrued other taxes               (997)       764         551
          Other accrued liabilities         (472)       285         105
          Deferred income                    713     (1,244)        159
          Other                                5         63         236
      Net cash provided by operating
      activities                           3,428      1,115       6,347

      Cash flows from investing
      activities:
        Proceeds from sale of
         investments                       2,843      1,140       3,728
        Purchase of investments                -          -        (977)
        Purchase of property and
         equipment                        (1,895)    (1,104)     (1,555)
        Purchase of other assets            (122)      (193)       (253)
      Net cash provided by (used in) in
      investing activities                   826       (157)        943

      Cash flows from financing
      activities:
        Proceeds from issuance of common
         stock                               764        202          51
        Borrowings                        (2,700)     2,500       1,400
        Purchase of treasury stock             -     (1,188)     (8,428)
        Dividends paid                    (2,483)    (2,442)     (2,734)
      Net cash used in financing
      activities                          (4,419)      (928)     (9,711)
      Effect of exchange rate on cash
      and cash equivalents                     1         (1)          1
      Net cash increase (decrease) in
      cash and cash equivalents             (164)        29      (2,420)
      Cash and cash equivalents at
      beginning of period                    884        855       3,275
      Cash and cash equivalents at end
      of period                             $720       $884        $855

      Supplemental cash flow
      information:
        Income taxes                      $1,569     $2,402      $2,579
        Interest                             298        176          21

      The accompanying notes are an integral part of these statements.

     BEAUTICONTROL COSMETICS, INC AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     NOVEMBER 30,  1997,  1996  AND  1995


     NOTE A - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
              POLICIES
     BeautiControl Cosmetics, Inc. and Subsidiaries is a leading manufacturer and direct seller of skin care, cosmetics, nail care, toiletries, health and beauty supplements and related products for women. The Company sells its products principally in North America through independent sales persons (consultants) who purchase the products from the Company and then sell them directly to consumers in the home or workplace.

     Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

     Reclassifications - Certain amounts for the prior years have been reclassified to conform to the current year presentation.

     Investments - The Company accounts for its investments in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115). SFAS 115 requires companies to classify their investments as either held-to-maturity or available-for-sale. Held-to-maturity securities represent those securities that the Company has both the positive intent and ability to hold to maturity and are carried at amortized cost. Available-for-sale securities represent those securities that do not meet the classification of held-to-maturity, are not actively traded and are carried at fair value. Unrealized gains and losses on these securities are excluded from earnings and are reported as a separate component of stockholders equity, net of applicable taxes, until realized. In 1997, the Company sold all available-for-sale and held-to-maturity securities. Gross realized gains and losses have been included in earnings and all previously recorded unrealized gains and losses have been reversed as a separate component of stockholders equity.

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

     Leasehold improvements are amortized over the lives of the respective leases or the service lives of the improvements, whichever is shorter.

     Cost in Excess of Net Tangible Assets Acquired - Costs in excess of net tangible assets acquired and other intangible assets is being amortized on a straight-line basis over 40 years.

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

     Product Returns - The Company will replace defective merchandise and will refund the purchase price if products are returned by unsatisfied end consumers of the Company s products. Additionally, in 1997 the Company established a buy back policy for its Consultants. The Company will repurchase at cost, less a restocking fee, any merchandise purchased in the previous 12 months from any Consultant who chooses to leave the business.

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

     In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS 128) Earnings per Share. This statement requires companies to present basic earnings per share and, if applicable, diluted earnings per share. This replaces primary and fully diluted earnings per share that is currently required under APB Opinion 15. The Company will be required to adopt SFAS 128 on December 1, 1997 but at present will continue to report earnings per share under APB 15.

     Upon the adoption of SFAS 128 the Company has determined the following restated amounts for the years ended 1997, 1996 and 1995 are expected to be:

                                                Year Ended
                                            1997   1996   1995
         Basic earnings per share           $.02   $.93   $.73
         Diluted earnings per share         $.02   $.90   $.70

     Use of Estimates
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     Recently Issued Accounting Statements
     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS 131). SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company will be required to adopt SFAS 131 on December 1, 1998. Currently, the Company anticipates that only the results of its international operations in the event they become material will be required to be separately disclosed from domestic operations under the reporting guidelines of SFAS 131.

     In June 1997, the Financial Accounting Standards Board issued
     Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS 130). SFAS 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Under existing accounting standards, other comprehensive income shall be classified separately into foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. This statement is effective for the Company on December 1, 1998. The Company will be required to separately disclose the components of comprehensive income listed above.

     NOTE B - INVENTORIES
     Inventories (in thousands) consist of the following:


                                             November 30,
                                         1997           1996
          Finished Goods              $ 9,325        $ 9,343
          Raw Materials                 5,559          6,761
          Reserve for Obsolescence     (2,085)        (1,267)
          Total                       $12,799        $14,837

     NOTE C -  INVESTMENTS
     The fair values of investments are determined based on quoted market prices. The amortized cost and fair value of the investments
     (in thousands) at November 30, 1996 are as follows:

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


     During 1997, investment yields moved down to levels below the marginal cost to borrow. As a result, following management review, all debt and equity securities that had not been called were sold during the fourth quarter of 1997. The gross proceeds from the sale of available-for-sale preferred stock were $1,048,205 with a gross realized gain of $8,697. The gross proceeds from the sale and call of held-to-maturity municipal bonds were $1,794,340 with a gross realized gain of $16,031. For the purpose of determining the gross realized gains and losses, the cost of securities sold was based upon specific identification.

     NOTE - D INCOME TAXES
     The components of deferred income taxes (in thousands) are as follows:

                                                        November 30,
                                                    1997          1996
      Deferred tax assets:
       Inventories                                $  970        $  727
       Allowance for doubtful accounts               235           235
       Accrued expenses                              319           856
       Other                                           8            25
                                                   1,532         1,843

     Deferred tax liabilities:
       Property and equipment                     $ (442)        $(411)

     Deferred tax assets and liabilities are
      classified as follows:
       Current deferred tax assets                $1,530        $1,851
       Noncurrent deferred tax liability            (440)         (419)
                                                  $1,090        $1,432

      Income tax expense (in thousands) is comprised of the following:


                                           Year Ended November 30,
                                          1997      1996      1995
             Current
              Federal                     $212    $3,282    $2,766
              State                         33       319       352
             Deferred                       29      (590)     (204)
                                          $274    $3,011    $2,914

     Reconciliation of income taxes computed at the Federal statutory rate and income tax expense is as follows:

                                               Year Ended November 30,
                                              1997       1996      1995
           Federal statutory rate             34.0%      34.0%     34.0%
           State                               5.5        2.5       3.0
           Unbenefitted foreign losses        28.9         .7       3.4
           Other                                .5       (1.4)     (2.1)

           Effective tax rate                 68.9%      35.8%     38.3%

     NOTE E - CAPITAL STOCK
     The Company is authorized to issue 1,000,000 shares of $.10 par value preferred stock with voting powers and other special rights or restrictions, if any, to be determined by the Board of Directors at the time of issuance.

     As of November 30, 1997, the Company had purchased a total of 3,708,800 shares of its common stock pursuant to a plan approved by the Board of Directors to acquire up to 4,708,800 shares.

     Four quarterly dividends were paid during 1997, 1996 and 1995. The aggregate totals and per share amounts for each year respectively were $2,483,000 and $.42, $2,442,000 and $.42 and $2,734,000 and $.42.

     NOTE F - LINE OF CREDIT
     The Company has a line of credit of $15,000,000. The interest rate is based on a LIBOR rate plus a spread that adjusts with the debt ratio.
     The weighted average interest rates for 1997 and 1996 were 6.85% and 6.71%, respectively. The outstanding balances at November 30, 1997 and 1996 were $1,200,000 and $3,900,000, respectively. The expiration date is November 30, 1999; however, this revolving two year credit line can be extended annually and balances can be converted to a term loan at any time during the two years for a three year amortization. Due to the long term nature of this line of credit, the Company classified the outstanding debt as long-term in 1997 and 1996. Under this line of credit, the Company is required to meet covenants related to certain financial ratios and an annual capital expenditures limitation. As of November 30, 1997, the Company was in compliance with these covenants. This line of credit is potentially secured by certain assets of the Company based on the calculation of one of the financial ratios. A commitment fee of .25% is paid quarterly based on the unused portion of this line of credit. All borrowings outstanding under this line of credit are deemed to be at fair value due to the short term nature of the interest rates charged.

     NOTE G - STOCK OPTIONS AND EMPLOYEE BENEFIT PLANS
     The Company has three stock option plans covering key employees and non-employee directors.

     The Incentive Stock Option Plan permits the issuance of incentive stock options to employees of the Company to purchase up to 130,000 common shares of the Company. Specific terms of the options will be determined by the Compensation Committee of the Board of Directors; however, no options may be granted for less than the fair market value of the common stock nor for terms exceeding ten years. The options vest 20% per year beginning one year after the grant date and expire ten years from the date of grant.

     The Nonqualified Stock Option Plan permits the issuance of nonqualified stock options to employees and directors of the Company to purchase up to 140,000 common shares of the Company. Pursuant to this plan, options may be granted at prices to be determined by the Compensation Committee of the Board of Directors of the Company. The options vest 20% per year beginning one year after the grant date and expire ten years from the date of grant. During 1997, no options were granted under this plan.

     The Special Stock Option Plan provides for issuance of stock options to nonemployee directors of the Company to purchase up to 412,500 common shares of the Company. The number of options to be granted under this plan is determined by a formula specified within the plan and the exercise price must be at least equal to the fair market value of the common shares of the Company on the date of grant of the option. All options will expire ten years from the date of grant and no option is exercisable until one year from the date of grant.
     This plan expired in February 15, 1998; management plans to seek shareholder approval of a new plan with similar terms.

                            INCENTIVE PLAN               NONQUALIFIED PLAN

                    Shares    Option    Weighted   Shares    Option    Weighted
                    Under     Price     Average    Under     Price     Average
                    Option    Range     Exercise   Option    Range     Exercise
                    (000's)             Price      (000's)             Price
     Outstanding at
     November 30,
     1995              286    $ 3.28-   $10.72        508    $ 3.56-   $11.02
                              $17.50                         $17.50

     Granted            68    $ 8.00-   $ 8.47          -         -         -
                              $ 9.50

     Exercised         (41)   $ 4.89-   $ 5.94         (1)   $ 7.75-   $ 8.13
                              $ 8.50                         $ 8.50

     Cancelled         (24)   $ 7.50-   $11.04         (2)   $ 7.75-   $10.00
                              $14.67                         $11.00

     Outstanding at
     November 30,
     1996              289    $ 3.28-   $ 8.56        505    $ 3.56-   $10.64
                              $ 9.50*                        $17.50*

     Granted             5    $ 9.75    $ 9.75          -         -         -

     Exercised         (45)   $ 3.28-   $ 7.84         (8)   $ 7.75-   $ 8.38
                              $ 9.50                         $ 9.25

     Cancelled         (23)   $ 8.00-   $11.27         (5)   $ 7.75-   $ 8.21
                              $ 9.50                         $ 8.50

     Outstanding at
     November 30,
     1997              226    $ 4.89-   $ 8.70        492    $ 3.56-   $10.70
                              $ 9.75                         $17.50
     Exercisable at
     November 30,
     1997              132              $ 8.68        439              $10.96

     Available to
     Grant at
     November 30,
     1997               71                            140

     Weighted
     Average
     Remaining
     Contractual
     Life of
     Options
     Outstanding at
     November 30,
     1997                6                             6

                            SPECIAL PLAN

                    Shares    Option    Weighted
                    Under     Price     Average
                    Option    Range     Exercise
                    (000's)             Price
     Outstandng at
     November 30,
     1995              261    $ 3.28-   $ 7.04
                              $14.25

     Granted            15    $ 8.00-   $ 9.24
                              $ 9.50

     Exercised           -         -         -

     Cancelled           -         -         -

     Outstandng at
     November 30,
     1996              276    $ 3.28-   $7.18
                              $14.25

     Granted             6    $14.63    $14.63

     Exercised         (63)   $ 3.28-   $ 5.46
                              $10.67

     Cancelled          (7)   $13.00-   $13.89
                              $14.25

     Outstanding at
     November 30,
     1997              212    $ 3.28-   $ 7.68
                              $14.63
     Exercisable at
     November 30,
     1997              206              $ 7.47

     Available to
     Grant at
     November 30,
     1997               59

     Weighted
     Average
     Remaining
     Contractual
     Life of
     Options
     Outstanding at
     November 30,
     1997                3

     *In January 1996, 204,070 stock options with a price range of $10.00 to $17.50 were repriced to the current fair value price of $9.25.

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (SFAS 123), Accounting for Stock Based Compensation. This statement defines a fair value based method of accounting for an employee stock option.
     On December 1,1996, the Company adopted the disclosures provision of SFAS 123. Under this provision, the Company will disclose pro forma net income and pro forma earnings per share for employee stock options using a fair value based method. As allowed by SFAS 123, the Company has also elected to follow Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees and related interpretations in accounting for its employee stock option plans.

     As required by SFAS 123, pro forma net income and earnings per share impact from granted options have been determined for disclosure purposes. The amounts reported do not necessarily reflect the effects of this statement on future net income or earnings per share. The fair value of employee stock options have been estimated using the Black-Scholes option pricing model. The following table summarizes the weighted average assumptions used for 1997 and 1996:

                                         1997        1996
      Volatility                        36.0%       29.8%
      Risk Free Rate                5.9%-6.1%   5.8%-6.2%
      Dividend Yield                     3.8%   4.4%-5.3%
      Expected Life in Years                5           6
      Weighted Average Grant Date
        Fair Value                      $3.48       $1.98

      Net Income:
       As Reported                       $124      $5,401
       Pro Forma                           66       5,174
      Net Income per Common
      Share:
      As Reported                        $.02        $.90
       Pro Forma                         $.01        $.86


     The BeautiControl Cosmetics, Inc. 401(k) Plan allows for both the Company and eligible employees to contribute. Eligible employees include those over 21 years of age who have been employed with the Company a minimum of six months. Company contributions are voluntary and at the discretion of the Board of Directors of the Company. The Company s contribution expense for the years ended November 30, 1997, 1996 and 1995 was $150,000, $111,000 and $150,000 respectively.

     NOTE H - COMMITMENTS AND CONTINGENCIES
     At November 30, 1997, the Company and subsidiaries were committed under non-cancellable operating leases, principally for five buildings, equipment and automobiles. U.S. building leases expire in 1998 and 1999. Two principal leases may be extended for five years at the fair market rental rate in effect at that time. Building leases in Taiwan and Canada expire in 2000 and 2001, respectively.

     Minimum rentals in succeeding periods (in thousands) are as follows:
         Year Ending November 30,
           1998 ..................  2,259
           1999 ..................  1,914
           2000 ..................    904
           2001 ..................     81
                                   $5,158

     Rental expense (in thousands) is as follows:
      Year Ending November 30,
           1997 ...................$1,918
           1996 ..................  1,809
           1995 ..................  2,130


     NOTE I - RELATED PARTY TRANSACTIONS
     During 1996, the Company contracted with a member of the Board of Directors to provide consulting services to the Company. The Company paid $82,550 under this agreement which ended in May, 1996.

     NOTE J - UNAUDITED QUARTERLY OPERATING RESULTS
     Unaudited quarterly operating results for the years ended November 30, 1997 and 1996 (in thousands) are as follows:


                              First   Second    Third   Fourth
                             Quarter  Quarter  Quarter  Quarter
     1997:
     Net sales               $16,052  $19,908  $17,306  $16,155
     Gross profit             12,146   14,666   12,819   10,785
     Net income                  979    1,061      184   (2,100)
     Net income per
      common share
        Primary              $  0.16  $  0.17  $  0.03  $ (0.35)
        Fully diluted        $  0.15  $  0.17  $  0.03  $ (0.35)

       1996:
     Net sales               $16,305  $21,478  $19,532  $22,793
     Gross profit             12,603   15,745   14,884   17,046
     Net income                  668      974    1,332    2,427
     Net income per
      common share
        Primary              $  0.11  $  0.16  $  0.23  $  0.40
        Fully diluted        $  0.11  $  0.16  $  0.23  $  0.39

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


     Part III


     Item 10.  Directors and Executive Officers of the Registrant.

     The information relating to the Company's directors, nominees for directors, and executive officers set forth under the headings "Election of Directors" and "Directors and Executive Officers" on pages 3 through 5 of the Company's definitive Proxy Statement filed in connection with the 1998 Annual Meeting of Stockholders is incorporated herein by reference.

     Item 11.  Executive Compensation

     The information relating to executive compensation set forth under the heading "Executive Compensation" on pages 7 through 10 of the Company's definitive Proxy Statement filed in connection with the 1998 Annual Meeting of Stockholders is incorporated herein by reference.

     Item 12.  Security Ownership of Certain Beneficial Owners and
     Management.

     Information concerning the security ownership of certain beneficial owners and management set forth under the heading "Security Ownership of Principal Stockholders and Management" on pages 1 through 2 of the Company's definitive Proxy Statement filed in connection with the 1998 Annual Meeting of Stockholders is incorporated herein by reference.

     Item 13.  Certain Relationships and Related Transactions.

     Not Applicable.

     Part IV


     Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
               8-K.

     (a) (1) and (2) Financial Statement and Schedules

       The following consolidated financial statements of BeautiControl Cosmetics, Inc.
       and Subsidiaries are filed herewith:

          Consolidated Statements of Income for the years ended
          November 30, 1997, 1996 and 1995.

          Consolidated Balance Sheets as of November 30, 1997 and 1996.

          Consolidated Statement of Changes in Stockholders Equity for the three years ended November 30, 1997.

          Consolidated Statements of Cash Flows for the years ended November 30, 1997, 1996 and 1995.

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

     (b)Reports on Form 8-K

     The Company has filed no reports on Form 8-K during the fourth quarter of the year ended November 30, 1997.

         SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         February 18, 1998 BEAUTICONTROL COSMETICS, INC.
                 (Registrant)

         By: /S/ RICHARD W. HEATH
         President and Chief
         Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         /S/ RICHARD W. HEATH President Chief Executive February 18, 1998
             Richard W. Heath  Officer and Director


         /S/ JINGER L. HEATH Chairman of the Board and February 18, 1998
             Jinger L. Heath   Director


         /S/ J. ROBERT WARD-BURNS Executive Vice-President February 18, 1998
             J. Robert Ward-Burns Chief Operating Officer and Director


         /S/ M. DOUGLAS TUCKER Senior Vice President-Finance February 18, 1998
             M. Douglas Tucker Principal Financial and Accounting Officer


         /S/ CHARLES M. DIKER Director February 18, 1998
             Charles M. Diker


         /S/ ROBERT S. FOLSOM Director February 18, 1998
             Robert S. Folsom


         /S/ JOSEPH M. HAGGAR, III Director February 18, 1998
             Joseph M. Haggar, III


         /S/ DENISE I. LITES Director February 18, 1998
             Denise I. Lites

         /S/ A. STARKE TAYLOR, JR. Director February 18, 1998
             A. Starke Taylor, Jr.


         /S/ JOEL T. WILLIAMS, JR. Director February 18, 1998
             Joel T. Williams, Jr.

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

         10.14 Amendment to Lease Agreement by and between Crow-Southland Joint Venture No. 1 and BeautiControl Cosmetics, Inc. dated December 17, 1991. (Filed with the Securities and Exchange Commission as Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended November 30, 1997 and incorporated herein by reference.)


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

         10.17        BeautiControl Cosmetics, Inc. 1996 Incentive
                      Stock Option Plan. (Filed with the Securities and Exchange Commission on December 9, 1996 with the Company s Registration Statement on Form S-8, Registration No. 333-17479 and incorporated herein by reference.)

         10.18 BeautiControl Cosmetics, Inc. 1996 Non-Qualified Stock Option Plan. (Filed with the Securities and Exchange Commission on December 9, 1996 with the Company s Registration Statement on Form S-8, Registration No. 333-17479 and incorporated herein by reference.)

         10.19*       Sublease agreement by and between Chadrach, Inc.
                      d/b/a Dallas Moving Systems and BeautiControl Cosmetics, Inc. dated May 30, 1997.

         10.20* Lease agreement by and between Te Chan Co. and BeautiControl Taiwan, Inc. dated August 1,1997.

         11*          BeautiControl Cosmetics, Inc. and
                      Subsidiaries - Computation of Earnings
                      per Common Share.

         21*          Subsidiaries of BeautiControl Cosmetics, Inc.

         23*          Consent of Independent Auditors

         23.1*        Consent of Independent Certified Public Accountants

         27            Financial Data Schedule

         *  Filed herewith