Form 10-Q
period 1998-02-28
BEAUTICONTROL COSMETICS INC
filed 1998-04-14
CIK 788330

FORM 10-Q

                            SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D.C.  20549


          X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934                      S


       For Quarter Ended   February 28, 1998 Commission File Number    0-14449

                              BeautiControl Cosmetics, Inc.

                 (Exact name of registrant as specified in its charter)


               Delaware                                75-2036343
       (State or other jurisdiction of       (I.R.S. Employer Identification
        incorporation or organization)        number)


                           2121 Midway, Carrollton, TX  75006

               (Address including zip code of principal executive offices)

                                      972/458-0601

                   (Registrant's telephone number including area code)

       Indicated below is the number of shares outstanding of each class of the registrant's common stock, as of April 6, 1998.


       Title of Each Class of Common Stock        Number of Shares Outstanding

          Common Stock, $0.10 par value                 6,018,398 shares


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
    Yes     X         No

                                PART 1. FINANCIAL INFORMATION


       Item 1.  Financial Statement

       Index to BeautiControl Cosmetics, Inc. Consolidated Financial Statement



                                                            Page

       Balance Sheet                                        3-4

       Statements of Income                                 5

       Statements of Cash Flows                             6

       Notes to Financial Statements                        7

                        BEAUTICONTROL COSMETICS, INC. AND SUBSIDIARIES
                                 CONSOLIDATED BALANCE SHEETS
                                         (UNAUDITED)
                                            ASSETS
                                                    February 28, November 30,
                                                        1998        1997
        CURRENT ASSETS
           Cash and cash equivalents               $    73,441  $   720,087
           Short-term investments                            -            -
           Accounts receivable-net of
             allowance for doubtful accounts
             of $424,200 and $658,400 at
             February 28, 1998 and
             November 30, 1997, respectively         2,584,629      702,502
           Inventories
              Raw materials                          4,773,606    4,854,267
              Finished goods                         9,420,376    7,945,044
                                                    14,193,982   12,799,311
           Deferred income taxes                     1,529,760    1,529,760
           Prepaid expenses                            876,030      621,785
           Income tax receivables                            -      726,962   -
           Other current assets                        122,256      124,802
           Total current assets                     19,380,098   17,225,209

        PROPERTY AND EQUIPMENT, AT COST             23,776,392   23,359,187
           LESS ACCUMULATED DEPRECIATION
           AND AMORTIZATION                         14,136,226   13,731,649
                                                     9,640,166    9,627,538
        OTHER ASSETS
           Cost in excess of net tangible
            assets, acquired, net of
            amortization of $845,100 and
            $828,500 at February 28, 1998 and
            November 30, 1997, respectively          1,806,209    1,822,780
           Investments                                       -            -
           Other, net of amortization of
            $561,900 and $556,700 at February
            28, 1998 and November 30, 1997,
            respectively                               771,263      680,811
              Total assets                         $31,597,736  $29,356,338

        The accompanying notes are an integral part of these statements.

                  BEAUTICONTROL COSMETICS, INC. AND SUBSIDIARIES
                                 CONSOLIDATED BALANCE SHEETS
                                         (UNAUDITED)
                          LIABILITIES AND STOCKHOLDERS' EQUITY

                                                  February 28,   November 30,
                                                     1998            1997
        CURRENT LIABILITIES
           Accounts payable - trade              $ 3,657,725   $ 3,935,748
           Sales tax payable                         715,338       748,907
           Accrued commissions and awards          1,515,205     1,784,307
           Accrued compensation                      384,297       544,575
           Accrued other taxes                       622,680     1,097,612
           Other accrued liabilities                 450,893       659,850
           Deferred income                            95,287     1,063,201
               Total current liabilities           7,441,425     9,834,200

        DEFERRED INCOME TAXES                        440,605       440,605

        LONG TERM BORROWINGS                       5,100,000     1,200,000

        COMMITMENTS & CONTINGENCIES                        -             -

        STOCKHOLDERS' EQUITY
           Preferred stock
              Authorized - 1,000,000 shares,
              $.10 par value
              Issued and outstanding - none                -             -
           Common stock
             Authorized - 20,000,000 shares,
             $.10 par value
             Issued - 9,727,198 and
             9,637,198 shares at February 28,
             1998 and November 30, 1997,
             respectively                            972,720       963,720
           Capital in excess of par value         14,030,735    13,584,650
           Retained earnings                      34,517,445    34,238,357
                                                  49,520,900    48,786,727

           Less cost of 3,708,800 common shares
           held in treasury at February 28, 1998
           and November 30, 1997                  30,905,194    30,905,194
                                                  18,615,706    17,881,533
              Total liabilities and
              stockholders' equity               $31,597,736   $29,356,338

        The accompanying notes are an integral part of these statements.

                        BEAUTICONTROL COSMETICS, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF INCOME
                                         (Unaudited)


                                                      February 28,  February 28,
                                                          1998          1997
     Sales                                            $16,540,035   $16,051,680

     Cost of goods sold                                 3,800,361     3,905,430

       Gross profit                                    12,739,674    12,146,250

     Selling expenses                                   7,769,061     6,508,817

     General and administrative expenses                3,496,588     4,162,184
                                                       11,265,649    10,671,001

        Income from operations                          1,474,025     1,475,249

     Other income and expenses
        Interest income                                    12,746        30,037
        Other, net                                         48,933        42,349
                                                           61,679        72,386

        Income before income taxes                      1,535,704     1,547,635
     Income taxes                                         541,909       568,994

     Net income                                       $   993,795   $   978,641

        Net income per common share                          $.17          $.17

     Weighted average common shares                     5,940,648     5,847,368

        Net income per common share - assuming
         dilution                                            $.17          $.16

     Weighted average common and common equivalent
     shares                                             6,016,992     6,309,942

          The accompanying notes are an integral part of these statements.

                     BEAUTICONTROL  COSMETICS, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Increase (Decrease) in Cash and Cash Equivalents
                                       (Unaudited)

                                                      Three Months Ended
                                                   February 28,    February 28,
                                                       1998             1997
        Net cash provided by (used in)
        operating   activities                    ($3,918,768)    ($3,023,592)

        Cash flows from investing activities:
           Purchase of property and equipment        (417,205)       (148,694)
           Purchase of other assets                   (43,276)              -

              Net cash provided by (used in)
              investing activities                   (460,481)       (148,694)

        Cash flows from financing activities:
           Proceeds from issuance of common
            stock                                     455,085         698,749
           Borrowings                               3,900,000       2,600,000
           Dividends paid                            (622,482)       (614,514)
              Net cash provided by (used in)
              financing activities                  3,732,603       2,684,235

        Net increase (decrease) in cash and
         cash equivalents                            (646,646)       (488,051)

        Cash and cash equivalents at the
         beginning of the period                      720,087         884,384

        Cash and cash equivalents at the end
         of the period                             $   73,441      $  396,333

        Supplemental cash flow information:
         Income taxes                              $  779,000      $  625,000
         Interest                                  $   57,000      $   93,000

        The accompanying notes are an integral part of these statements.

                   BEAUTICONTROL COSMETICS, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               QUARTERS ENDED FEBRUARY 28, 1998 AND FEBRUARY 28, 1997


          Note 1 - Basis of Presentation

          In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position as of February 28, 1998 and November 30, 1997 and the results of operations and cash flows for the three months ended February 28, 1998 and February 28, 1997. The results for the three months ended February 28, 1998 are not necessarily indicative of the results for the year.

          While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes included in the Company's annual report on Form 10-K for the year ended November 30, 1997.

          Note 2 - Earnings Per Share

          In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS 128) Earnings per Share. This statement requires companies to present basic earnings per share and, if applicable, diluted earnings per share. The Company adopted SFAS 128 on December 1, 1997. The following table sets forth the computation of basic and diluted earnings per share:

                                                   Three Months Ended
                                               February 28,    February 28,
                                                   1998            1997
       Numerator:
            Net income -
              Numerator for basic and
              diluted earnings per share ---
              income available to common
              stockholders                      $993,795        $978,641
       Denominator:
              Denominator for basic earnings
              per share---weighted-average
              shares                           5,940,648       5,847,368

              Effect of dilutive securities:
                Employee stock options            76,344         462,574

              Denominator for diluted
              earnings per share---adjusted
              weighted-average shares and
              assumed conversions              6,016,992       6,309,942

            Basic earnings per share            $   0.17        $   0.17

            Diluted earnings per share          $   0.17        $   0.16


          Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

          Results of Operation

          Quarters Ended February 28, 1998 and February 28, 1997. Net sales for the first quarter increased 3% to $16,540,000 in 1998 compared to $16,052,000 in 1997. Contributing to this increase were improved sales results of core product lines, exclusive of specialty kits offered in the first quarter of 1997 during the Company's Wellness recruiting promotion. Also affecting sales was the successful opening of the Taiwan branch on January 8,
          1998. For the second quarter, a strong recruiting drive is planned in the U.S. that includes both reduced cost of entry in addition to prize and award incentives. The momentum of this recruiting campaign combined with the continued growth of the Taiwan business is expected to improve sales trends throughout the year.

          Gross profit margins for the first quarter of 1998 were 77.0% compared to 75.7% in 1997. The increase is a direct result of decreases in overall product costs and shifts in product group sales. In 1998, first quarter sales increased in the skin care and beauty categories due to the combination of a skin care promotion introducing updated skin care packaging and REGENERATION sales, including REGENERATION GOLD which was not introduced until the second quarter of 1997. In 1997, first quarter sales and margins were affected inversely by the Wellness recruiting campaign that caused sales to increase in both demonstration kits and sales aids, which carry higher costs and lower profit margins.

          Overall, domestic spending in selling, general and administrative expenses went down in 1998. However, costs were incurred for the start up and opening of the Taiwan branch causing total selling, general and administrative to increase for the quarter. A majority of these expenses were incurred in Taiwan, where operations did not begin until January. As a result, total selling, general and administrative costs as a percent of sales increased.

          Net income increased to $994,000 in 1998 from $979,000 in 1997 primarily due to higher gross profit margins and a reduction in general and administrative expenses.

          Liquidity and Capital Resources

          Working capital at February 28, 1998 was $11,939,000 compared to $7,391,000 at November 30, 1997. The leading cause of this change was an increase in net trade accounts receivable due to a deferred payment program offered in the first quarter of 1998 most of which have subsequently been collected. Also affecting the change was an increase in inventories to support the Taiwan business and the March and April recruiting drive and a reduction in deferred income.

          The Company's cash position decreased to $73,000 at February 28, 1998 from $720,000 at November 30, 1997. Decreases in cash are a result of the deferred payment program and inventory increases mentioned above and annual property taxes.

          The Company has a $15,000,000 line of credit available to use primarily for share repurchase in the event that the Company believes its stock is undervalued and if operating cash is needed for the business. The interest rate is based on a LIBOR rate plus a spread that adjusts with the debt ratio. The current expiration date is November 30, 1999; however, this revolving two year credit line can be extended annually and balances can be converted to a term loan at anytime during the two years for a three year amortization. A commitment fee of .25% is paid quarterly based on the unused portion of this line of credit. The weighted average interest rate for first quarter 1998 was 6.96%; for 1997 the first quarter average was 6.74%. The outstanding balance at February 28, 1998 was $5,100,000 compared to $1,200,000 at November 30, 1997 primarily to finance receivables and inventory needs noted above.

          For first quarter 1998, the Company used its borrowings primarily for operations and the Company's expansion into Taiwan. Management believes that this outstanding balance will be reduced by cash flow from operations; however, it will continue to use this line of credit as originally intended, as necessary for the growth of its business.

          Financial Instruments

          Due to recent expansions into foreign markets, the Company has begun to use derivative financial instruments in order to reduce exposure to adverse effects in foreign currency fluctuations. The Company does not engage in activities involving derivative financial instruments for trading or speculative purposes. Foreign exchange forward contracts are being used to hedge certain transactions. These forward contracts are marked to market and form a natural hedge; therefore gains and losses on derivatives are offset by gains and losses in the carrying amounts of the corresponding assets or liabilities being hedged. Net exposure to risk and losses is immaterial.

          Year 2000 Issues

          The Company has initiated a task force committee to address Year 2000 issues. The committee's purpose is to direct the progress in project planning for software and hardware modifications and to ensure compliance of third party vendors and suppliers. A preliminary review of software modifications together with an interpretation of the business risks associated with each application has been accomplished. The required modifications will be addressed with primary focus on applications with the greatest business risk exposure. External and internal resources have been dedicated to the project in addition to specific arrangements for an outside testing environment. Completion dates for important tasks have been set and will be managed throughout 1998 and 1999. Costs for implementing the Year 2000 project are expected to be immaterial and should not affect results of operations or the financial position of the Company. Although management is addressing the Year 2000 issue and plans to monitor its progress thru completion, there can be no assurance that total compliance internally as well as with third party vendors and suppliers will be achieved.

          Certain statements in this Management's Discussion and Analysis section contain forward-looking information. These statements are based on current expectations, and actual results could differ materially. Important factors that could cause actual results to differ materially from those projected in forward looking statements include, but are not limited to the following:
          Consultants' sales activity levels, the recruiting of new Consultants, new product introductions and the results of its international subsidiaries.

                             PART II. OTHER INFORMATION

          Item 6.  Exhibits and Reports on Form 8-K

               (a)  Exhibits

                    None


               (b)  Reports on Form 8-K

                    None



                                    SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             BeautiControl Cosmetics, Inc.

                                                       (Registrant)


          Date:     4/13/98                /s/    RICHARD W. HEATH
                                                  Richard W. Heath
                                                  President, Chief
                                                  Executive Officer



          Date:     4/13/98                 /s/  M. DOUGLAS TUCKER
                                                 M. Douglas Tucker
                                                 Senior Vice President-Finance &
                                                 Principle Financial Officer