Form 10-Q
period 1998-05-31
BEAUTICONTROL COSMETICS INC
filed 1998-07-14
CIK 788330

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


        For Quarter Ended   May 31, 1998      Commission File Number    0-14449

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

        Indicated below is the number of shares outstanding of each class of the registrant's common stock, as of July 6, 1998.


     Title of Each Class of Common Stock          Number of Shares Outstanding

           Common Stock, $0.10 par value                   6,020,198 shares

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
        Yes     X         No

                              PART 1. FINANCIAL INFORMATION

        Item 1.  Financial Statement

              Index to BeautiControl Cosmetics, Inc. Consolidated Financial Statement



                                                                 Page

        Balance Sheet                                             3-4

        Statements of Income                                        5

        Statements of Cash Flows                                    6

        Notes to Financial Statements                             7-9

                      BEAUTICONTROL COSMETICS, INC. AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS
                                       (UNAUDITED)
                                          ASSETS
                                                     May 31,    November 30,
                                                      1998         1997

        CURRENT ASSETS
           Cash and cash equivalents               $ 1,480,925   $   720,087
           Short-term investments                            -             -
           Accounts receivable-net of
             allowance for doubtful accounts
             of $454,000 and $658,400 at
             May 31, 1998 and
             November 30, 1997, respectively           785,972       702,502
           Inventories
             Raw materials                           4,238,881     4,854,267
             Finished goods                          7,682,338     7,945,044
                                                    11,921,219    12,799,311
           Deferred income taxes                     1,529,760     1,529,760
             Prepaid expenses                          954,489       621,785
             Income tax receivables                          -       726,962
             Other current assets                      192,617       124,802

           Total current assets                     16,864,982    17,225,209


        PROPERTY AND EQUIPMENT, AT COST             24,191,737    23,359,187
           LESS ACCUMULATED DEPRECIATION
           AND AMORTIZATION                         14,549,748    13,731,649
                                                     9,641,989     9,627,538

        OTHER ASSETS
           Cost in excess of net tangible
             assets, acquired, net of
             amortization of $861,700 and
             $828,500 at May 31, 1998 and
             November 30, 1997, respectively         1,789,639     1,822,780
           Investments                                       -             -
           Other, net of amortization of
            $565,200 and $556,700 at May
            31, 1998 and November 30, 1997,
            respectively                             1,095,878       680,811

              Total assets                         $29,392,488   $29,356,338

        The accompanying notes are an integral part of these statements.


                      BEAUTICONTROL COSMETICS, INC. AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS
                                       (UNAUDITED)
                           LIABILITIES AND STOCKHOLDERS' EQUITY


                                                        May 31,  November 30,
                                                         1998         1997
           CURRENT LIABILITIES
             Accounts payable - trade                $ 3,693,093  $ 3,935,748
             Sales tax payable                           763,565      748,907
             Accrued commissions and awards            1,883,529    1,784,307
             Accrued compensation                        348,829      544,575
             Accrued other taxes                         537,061      462,196
             Other accrued liabilities                   829,389    1,295,266
             Deferred income                             683,144    1,063,201
                  Total current liabilities            8,738,610    9,834,200

           DEFERRED INCOME TAXES                         440,605      440,605

           LONG TERM BORROWINGS                        2,200,000    1,200,000
           OTHER LONG TERM OBLIGATIONS                    28,833            -

           COMMITMENTS & CONTINGENCIES                         -            -

           STOCKHOLDERS' EQUITY
              Preferred stock
                 Authorized - 1,000,000 shares,
                 $.10 par value
                 Issued and outstanding - none                 -            -
             Common stock
                 Authorized - 20,000,000
                 shares, $.10 par value
                 Issued - 9,728,998 and
                 9,637,198 shares at May 31,
                 1998 and November 30, 1997,
                 respectively                            972,900      963,720
             Capital in excess of par value           14,039,555   13,584,650
             Retained earnings                        33,877,179   34,238,357
                                                      48,889,634   48,786,727
              Less cost of 3,708,800 common
              shares held in treasury at May
              31, 1998 and November 30, 1997          30,905,194   30,905,194
                                                      17,984,440   17,881,533
                 Total liabilities and
                 stockholders' equity                $29,392,488  $29,356,338

           The accompanying notes are an integral part of these statements.

                      BEAUTICONTROL COSMETICS, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF INCOME
                                       (Unaudited)

                                Three Months Ended         Six Months Ended

                                May 31,       May 31,      May 31,      May 31,
                                 1998          1997         1998         1997

 Sales                      $21,603,454   $19,908,470  $38,143,489  $35,960,150

 Cost of goods sold           6,698,383     5,242,059   10,498,744    9,147,489

 Gross profit                14,905,071    14,666,411   27,644,745   26,812,661

 Selling expenses            10,248,210     8,201,178   17,377,339   14,709,995

 General and administrative
 expenses                     4,630,592     4,878,042    8,767,112    9,040,226
                             14,878,802    13,079,220   26,144,451   23,750,221

 Income from operations          26,269     1,587,191    1,500,294    3,062,440

 Other income and expenses
     Interest income             35,215        34,821       47,961       64,858
     Other, net                  (1,800)       49,993       47,133       92,342
                                 33,415        84,814       95,094      157,200

     Income before income
      taxes                      59,684     1,672,005    1,595,388    3,219,640
 Income taxes                    50,655       611,076      592,564    1,180,070


 Net income                  $    9,029   $ 1,060,929  $ 1,002,824  $ 2,039,570

     Net income per common        $0.00         $0.18        $0.17        $0.35
      share
     Weighted average common
      shares                  6,019,298     5,920,589    5,980,405    5,884,381

     Net income per common
      share - assuming
      dilution                    $0.00         $0.17        $0.16        $0.33

      Weighted average common
       and common equivalent
       shares                 6,138,043     6,158,032    6,077,950    6,234,390

      The accompanying notes are an integral part of these statements.

                    BEAUTICONTROL  COSMETICS, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Increase (Decrease) in Cash and Cash Equivalents
                                         (Unaudited)
                                                      Six Months Ended

                                                     May 31,       May 31,
                                                      1998          1997
           Net cash provided by (used in)
           operating activities                  $1,618,578    $2,244,801

           Cash flows from investing
           activities:
              Purchase of property and
              equipment                            (832,550)     (459,039)
              Purchase of other assets             (234,860)            -

                Net cash provided by (used in)
                 investing activities            (1,067,410)     (459,039)

           Cash flows from financing
           activities:
              Proceeds from issuance of common
               stock                                464,085       874,254
              Borrowings                          1,000,000    (1,400,000)
              Dividends paid                     (1,254,415)   (1,237,788)
                Net cash provided by (used in)
                  financing activities              209,670    (1,763,534)

           Net increase (decrease) in cash and
            cash equivalents                        760,838        22,228

           Cash and cash equivalents at the
            beginning of the period                 720,087       884,384

           Cash and cash equivalents at the
           end of the period                     $1,480,925    $  906,612

           Supplemental cash flow information:
            Income taxes                          ($709,000)   $1,269,000
            Interest                                126,000       179,000

           The accompanying notes are an integral part of these statements


          BEAUTICONTROL COSMETICS, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          QUARTERS ENDED May 31, 1998 AND May 31, 1997


          Note 1 - Basis of Presentation

          In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position as of May 31, 1998 and November 30, 1997 and the results of operations and cash flows for the six months ended May 31, 1998 and May 31, 1997. The results for the six months ended May 31, 1998 are not necessarily indicative of the results for the year.

          While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes included in the Company's annual report on Form 10-K for the year ended November 30, 1997.

          Note 2 - Earnings Per Share

          In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS 128) Earnings per Share. This statement requires companies to present basic earnings per share and, if applicable, diluted earnings per share. The Company adopted SFAS 128 on December 1,1997. The following table sets forth the computation of basic and diluted earnings per share:

                                     Three Months Ended     Six Months Ended

                                     May 31,     May 31,    May 31,    May 31,
                                      1998        1997       1998       1997
        Numerator:
          Net income -
           Numerator for basic
           and diluted earnings
           per share - income
           available to common
           stockholders            $    9,029  $1,060,929 $1,002,824 $2,039,570

        Denominator:
          Denominator for basic
          earnings per share --
          weighted-average shares   6,019,298   5,920,589  5,980,405  5,884,381

          Effect of dilutive
          securities:
           Employee stock options     118,745     237,443     97,545    350,009

        Denominator for diluted
          earnings per share --
          adjusted weighted -
          average shares and
          assumed conversions       6,138,043   6,158,032  6,077,950  6,234,390

          Basic earnings per
          share                         $0.00       $0.18      $0.17      $0.35

          Diluted earnings per
          share                         $0.00       $0.17      $0.16      $0.33

          Note 3 - Line of Credit

          The Company has a $15,000,000 line of credit available to use. The interest rate is based on a LIBOR rate plus a spread that adjusts with the debt ratio. The current expiration date is November 30, 1999. Under the line of credit, the Company is required to meet covenants related to certain financial ratios and an annual capital expenditures limitation.

          Note 4 - Reclassifications

          Certain amounts for prior periods may have been reclassified to conform to current period presentation.

          Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

          Results of Operation

          Quarters Ended May 31, 1998 and May 31, 1997. Net sales for the second quarter increased 9% to $21,603,454 in 1998 compared to $19,908,470 in 1997. The Taiwan branch that opened in January 1998 provided new sales that accounted for most of the 9% overall revenue increase for BeautiControl in the second quarter. Continued growth and expansion in Asia is expected to produce favorable sales trends, particularly as the Taiwan business develops. This should result in a positive impact on future revenues for the Company. Expansion into Hong Kong is currently underway where operations are planned to begin in early 1999. Domestically, the Company experienced a slight increase in sales versus the same quarter last year. This was largely due to the success of the March and April spring recruiting drive which added more new Consultants than in any two month period in the Company's history. However, it required increased expenditures including discounted cost of entry and prizes and awards for performance which impacted gross profit margins and selling, general and administrative expenses. During the second quarter of 1998 there were no significant new product offerings; in the second quarter of 1997, the Company introduced one of its most advanced skin care products, REGENERATION GOLD. For the remainder of 1998, emphasis on the domestic business will be primarily focused on training and development of new Consultants in addition to, motivating them to become active and productive in selling products. Given that the U.S. is still experiencing a strong healthy economy, the Company expects that these efforts will only help maintain or slightly increase sales growth domestically.

          Gross profit margins for the second quarter of 1998 were 69.0% compared to 73.7% in 1997. As previously mentioned, the Company experienced a highly successful recruiting drive in March and April. The impact of this promotion, particularly the increase in sales of demonstration kits, affected both sales and profit margins. As part of the recruiting incentive, the Company offered a lower entry cost to its new recruits. The combined
          effect   of  discounted  sales   and  higher  product   costs  of
          demonstration kits impacted gross margin results by almost $800,000 or 3.6% of sales. Also, additional product discounts were given during the recruiting promotion, which caused a decrease in profit margins.

          Selling,  general and  administrative expenses  as  a percent  of sales increased to 68.9% in 1998 from 65.7% in 1997. The increase in costs is largely due to an increase in commissions and promotion expenditures. Commissions as a percent of sales increased by 3.0% over the same period last year due primarily to the March and April recruiting drive. Also affecting commissions was the combined effect of shifts in product sales and product discounts offered. Promotion costs increased significantly over the same period last year. As a result of the recruiting drive, the Company incurred initial costs of $780,000 on prizes and awards for performance recognition, compared to $151,000 for other promotion activities in 1997.

          Net income decreased to $9,029 in 1998 from $1,060,929 in 1997. This was primarily due to increases in commission costs and the effects of the recruiting promotion on gross profit margins and selling, general and administrative expenses. During the remainder of 1998, earnings are expected to benefit moderately from some contribution by the Taiwan business in addition to a reduction in expenses incurred from the recruiting drive.

          Six months ended May 31, 1998 and May 31, 1997. Sales increased $2,183,000 for the first six months of 1998 to $38,143,489 compared to $35,960,150 in 1997. This was primarily due to the successful opening of the Taiwan branch in January of 1998.

          Gross profit margins decreased to 72.5% in 1998 from 74.6% in 1997. This was a result of the March and April recruiting drive which included discounted cost of entry on demonstration kits that provide low profit margins.

          Selling, general and administrative costs increased for the first six months of 1998 to 68.5% of sales from 66.0% in 1997 due to the increase in commissions as a percent of sales and promotion costs associated with the recruiting drive.

          Other income and expenses decreased to $95,094 in 1998 from $157,200 in 1997. This is attributable to lower investment related income as a result of the liquidation of investments in the fourth quarter of 1997.

          Net income decreased to $1,002,824 in 1998 from $2,039,570 in 1997. This was caused from the decrease in profit margins and increase in selling, general and administrative costs mentioned above.

          Liquidity and Capital Resources

          Working Capital increased $735,000 to $8,126,000 at May 31, 1998 from $7,391,000 at November 30, 1997. This resulted from increases in cash and a reduction in deferred income and various accrued liabilities.

          The Company s cash position increased to $1,480,925 at May 31,1998 from $720,087 at November 30, 1997 due to increases in long-term borrowings and a reduction in inventories.

          The Company has a $15,000,000 line of credit available to use for operating cash when needed for the business. The interest rate is based on a LIBOR rate plus a spread that adjusts with the debt ratio. The current expiration date is November 30, 1999. A commitment fee of .25% is paid quarterly based on the unused portion of this line of credit. The weighted average interest rate for the first six months was 6.88%; for 1997 the average was 6.80%. The outstanding balance at May 31, 1998 was $2,200,000 compared to $1,200,000 at November 30, 1997. Under this line of credit, the Company is required to meet covenants related to certain financial ratios and an annual capital expenditures limitation. This line of credit is potentially secured by certain assets of the Company based on the calculation of one of the financial ratios.

          The Board of Directors recently approved an increase of 755,300 shares of its common stock under the Company's Stock Repurchase Program. These additional shares, together with 244,700 shares from a prior authorization, bring the total number of shares authorized for repurchase to 1,000,000.

          Financial Instruments

          Due to recent expansions into foreign markets, the Company may periodically use derivative financial instruments in order to reduce exposure to adverse effects in foreign currency fluctuations. The Company does not engage in activities involving derivative financial instruments for trading or speculative purposes. Foreign exchange forward contracts may be used to hedge certain transactions. These forward contracts are marked to market and form a natural hedge; therefore gains and losses on derivatives are offset by gains and losses in the carrying amounts of the corresponding assets or liabilities being hedged. Net exposure to risk and losses is immaterial. During the second quarter of 1998, the Company settled its existing forward contracts and currently is not engaged in any derivative activities.

          Year 2000 Issues

          The Company has initiated a task force committee to address Year 2000 issues. The committee's purpose is to direct the progress in project planning for software and hardware modifications and to ensure compliance of third party vendors and suppliers. A preliminary review of software modifications together with an interpretation of the business risks associated with each applications has been accomplished. The required modifications will be addressed with primary focus on applications with the greatest business risk exposure. External and internal resources have been dedicated to the project in addition to specific arrangements for an outside testing environment. Completion dates for important tasks have been set and will be managed throughout 1998 and 1999. Costs for implementing the Year 2000 project are expected to be immaterial and should not affect results of operations or the financial position of the Company. Although management is addressing the Year 2000 issue and plans to monitor its progress thru completion, there can be no assurance that total compliance internally as well as with third party vendors and suppliers will be achieved.

          Certain statements in this Management's Discussion and Analysis section contain forward-looking information. These statements are based on current expectations, and actual results could differ materially. Important factors that could cause actual results to differ materially from those projected in forward looking statements include, but are not limited to the following:
          Consultants sales activity levels, the recruiting of new Consultants, new product introductions, foreign exchange rates and the results of its international subsidiaries.

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

                                                  BeautiControl  Cosmetics,
          Inc.

                                                   (Registrant)


          Date:   7/13/98                    /s/RICHARD W. HEATH
                                                Richard W. Heath
                                                President, Chief Executive
                                                Officer



          Date:   7/13/98                   /s/ M. DOUGLAS TUCKER
                                                M. Douglas Tucker
                                                Senior  Vice  President-Finance
                                                & Principle Financial Officer