Form 10-Q
period 1998-08-31
BEAUTICONTROL COSMETICS INC
filed 1998-10-15
CIK 788330

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                      FORM 10-Q

           X           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934


       For Quarter Ended August 31, 1998    Commission File Number  0-14449
                           BeautiControl Cosmetics, Inc.

                  (Exact name of registrant as specified in its charter)


                 Delaware                                 75-2036343
      (State or other jurisdiction of         (I.R.S. Employer Identification
       incorporation or organization)          number)


                           2121 Midway, Carrollton, TX  75006

               (Address including zip code of principal executive offices)

                                       972/458-0601

                   (Registrant's telephone number including area code)

        Indicated below is the number of shares outstanding of each class of the registrant's common stock, as of October 9, 1998.


       Title of Each Class of Common Stock          Number of Shares Outstanding

           Common Stock, $0.10 par value                  7,220,198 shares

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
        Yes     X         No

                              PART 1. FINANCIAL INFORMATION

        Item 1.  Financial Statement

              Index to BeautiControl Cosmetics, Inc. Consolidated Financial Statement



                                                                 Page

        Balance Sheet                                             3-4

        Statements of Income                                        5

        Statements of Cash Flows                                    6

        Notes to Financial Statements                             7-8

                      BEAUTICONTROL COSMETICS, INC. AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS
                                       (UNAUDITED)
                                          ASSETS
                                                 August 31,     November 30,
                                                   1998           1997

        CURRENT ASSETS
           Cash and cash equivalents               $11,261,419   $   720,087
           Accounts receivable-net of
             allowance for doubtful accounts
             of $650,100 and $658,400 at
             August 31, 1998 and
             November 30, 1997, respectively         2,107,514       702,502
           Inventories
             Raw materials                           4,804,032     4,854,267
             Finished goods                          7,931,645     7,945,044
                                                    12,735,677    12,799,311
           Deferred income taxes                     1,529,760     1,529,760
           Prepaid expenses                          1,207,600       621,785
           Income tax receivables                    1,479,195       726,962
           Other current assets                        208,623       124,802

           Total current assets                     30,529,788    17,225,209

        PROPERTY AND EQUIPMENT, AT COST             24,533,402    23,359,187
           LESS ACCUMULATED DEPRECIATION
           AND AMORTIZATION                         14,990,512    13,731,649
                                                     9,542,890     9,627,538

        OTHER ASSETS
           Cost in excess of net tangible
             assets, acquired, net of
             amortization of $878,200 and
             $828,500 at August 31, 1998 and
             November 30, 1997, respectively         1,773,068     1,822,780
           Other, net of amortization of
             $568,500 and $556,700 at August
             31, 1998 and November 30, 1997,
             respectively                              805,863       680,811

              Total assets                         $42,651,609   $29,356,338

        The accompanying notes are an integral part of these statements.

                      BEAUTICONTROL COSMETICS, INC. AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS
                                       (UNAUDITED)

                           LIABILITIES AND STOCKHOLDERS' EQUITY
                                                  August 31,    November 30,
                                                     1998          1997
        CURRENT LIABILITIES
           Short term borrowings                  $ 6,500,000   $         -
           Accounts payable - trade                 5,803,775     3,935,748
           Sales tax payable                          749,429       748,907
           Accrued commissions and awards           2,340,439     1,784,307
           Accrued compensation                       162,965       544,575
           Accrued other taxes                        118,668       462,196
           Other accrued liabilities                1,094,264     1,295,266
           Deferred income                            613,396     1,063,201
             Total current liabilities             17,382,936     9,834,200

        DEFERRED INCOME TAXES                         440,605       440,605

        LONG TERM BORROWINGS                                -     1,200,000
        OTHER LONG TERM OBLIGATIONS                    37,518             -

        COMMITMENTS & CONTINGENCIES                         -             -

        STOCKHOLDERS' EQUITY
           Preferred stock
              Authorized - 1,000,000 shares,
              $.10 par value
              Issued and outstanding - none                 -             -
           Common stock
              Authorized - 20,000,000 shares,
              $.10 par value
              Issued - 10,928,998 and
              9,637,198 shares at August 31,
              1998 and November 30, 1997,
              respectively                          1,092,900       963,720

         Capital in excess of par value            23,831,555    13,584,650
           Retained earnings                       30,771,289    34,238,357
                                                   55,695,744    48,786,727
           Less cost of 3,708,800 common
           shares held in treasury at
           August 31, 1998 and November 30,
           1997                                    30,905,194    30,905,194
                                                   24,790,550    17,881,533              Total liabilities and
           Total liabilities and
           stockholders' equity                   $42,651,609   $29,356,338

        The accompanying notes are an integral part of these statements.

                      BEAUTICONTROL COSMETICS, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF INCOME
                                       (Unaudited)


                               Three Months Ended        Nine Months Ended

                             August 31,   August 31,   August 31,   August 31,
                                  1998         1997         1998         1997
Sales                      $16,610,951  $17,306,236  $54,754,440  $53,266,386

Cost of goods sold           5,557,115    4,486,895   16,055,859   13,634,384

   Gross profit             11,053,836   12,819,341   38,698,581   39,632,002

Selling expenses             9,764,028    8,044,626   27,141,367   22,754,621

General and
administrative expenses      5,044,353    4,471,006   13,811,465   13,511,232
                            14,808,381   12,515,632   40,952,832   36,265,853

 Income (loss) from
 operations                 (3,754,545)     303,709   (2,254,251)   3,366,149

Other income and expenses
    Interest income            141,219       35,271      189,180      100,129
    Other, net                (112,556)      39,632      (65,423)     131,974
                                28,663       74,903      123,757      232,103

    Income (loss) before
    income taxes            (3,725,882)     378,612   (2,130,494)   3,598,252
Income taxes                (1,227,785)     194,646     (635,221)   1,374,716

Net income (loss)          ($2,498,097) $   183,966  ($1,495,273)  $2,223,536

    Net income (loss) per
    common share                ($0.39)       $0.03       ($0.24)       $0.38

    Weighted average common
    shares                   6,398,459    5,928,331    6,120,774    5,899,138

    Net income (loss) per
    common share -
    assuming dilution           ($0.39)       $0.03       ($0.24)       $0.36

    Weighted average common
    shares - assuming        6,398,459    6,111,879    6,120,774    6,193,660
     dilution


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

                                                  August 31,    August 31,
                                                    1998          1997

        Net cash provided by (used in)
        operating activities                      ($2,014,719)   $  842,034

        Cash flows from investing activities:
           Purchase of property and equipment      (1,174,215)     (951,383)
           Purchase of other assets                   (59,283)            -

              Net cash used in
               investing activities                (1,233,498)     (951,383)

        Cash flows from financing activities:
           Proceeds from issuance of common
            stock                                  10,376,085       876,042
            Borrowings                              5,300,000       800,000
           Dividends paid                          (1,886,536)   (1,860,250)
              Net cash provided by (used in)
               financing activities                13,789,549      (184,208)

        Net increase (decrease) in cash and
           cash equivalents                        10,541,332      (293,557)

        Cash and cash equivalents at the
           beginning of the period                    720,087       884,384

        Cash and cash equivalents at the end
           of the period                           11,261,419       590,827

        Supplemental Cash Flow Information:
         Income Taxes                                 (63,500)    1,569,000
         Interest                                     192,600       232,400

        The accompanying notes are an integral part of these statements.

                    BEAUTICONTROL COSMETICS, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  QUARTERS ENDED August 31, 1998 AND August 31, 1997

          Note 1 - Basis of Presentation

          In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position as of August 31, 1998 and November 30, 1997 and the results of operations and cash flows for the three and nine months ended August 31, 1998 and August 31, 1997. The results for the three and nine months ended August 31, 1998 are not necessarily indicative of the results for the year.

          While the Company believes that the disclosures presented are adequate to make other information not misleading, it is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes included in the Company's annual report on Form 10-K for the year ended November 30, 1997.

          Note 2 - Earnings Per Share

          In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS 128) Earnings per Share. This statement required companies to present basic earnings per share and, if applicable, diluted earnings per share. The Company adopted SFAS 128 on December 1, 1997. The following table sets forth the computation of basic and diluted earnings per share:

                                 Three Months Ended        Nine Months Ended

                                August 31,   August 31,   August 31,  August 31,
                                     1998         1997         1998        1997
      Numerator:
       Net income (loss) -
        Numerator for basic
        and diluted earnings
        per share-income
        available   to
        common stockholders   ($2,498,097)   $ 183,966  ($1,495,273)  2,223,536

      Denominator:
        Denominator for basic
        earnings per share-
        weighted-average
        shares                  6,398,459    5,928,331    6,120,774   5,899,138

      Effect of dilutive
      securities:
        Employee stock
        options                         -      183,548            -     294,522

        Denominator for
        diluted earnings per
        share-adjusted
        weighted-average
        shares and assumed
        conversions              6,398,459   6,111,879    6,120,774   6,193,660


      Basic earnings (loss)
      per share                     ($0.39)      $0.03       ($0.24)      $0.38

      Diluted earnings (loss)
      per share                     ($0.39)      $0.03       ($0.24)      $0.36

      Note 3 - Line of Credit

          During the quarter, the Company had a $15,000,000 line of credit with Bank One available to use for expansion and for operating cash when needed for the business. The interest rate is based on a LIBOR rate plus a spread that adjusts with the debt ratio. A commitment fee of .25% is paid quarterly based on the unused portion of this line of credit. The weighted average interest rate for the first nine months of 1998 was 7.12%; for 1997 the average was 6.85%.

          In the  quarter ended  August  31, 1998,  the Company  missed  one covenant of its loan agreement which is primarily due to the Company s expansion strategy and a onetime non-cash write-down of inventory. As of October 5, 1998, the Company had $7,600,000 outstanding on this line of credit. With this occurrence, the bank may be able to end and/or limit this line of credit arrangement or declare outstanding principal and interest amounts due and payable, or limit further borrowings. Currently, the Company has good bank relations and anticipates having long-term funding in place during the fourth quarter of the year; however, the Company does have funds in excess of its borrowings including $11,261,000 in cash and short-term U.S. Treasury bills.

          Note 4 - Reclassifications

          Certain amounts for prior periods may have been reclassified to conform to current period presentation.

          Note 5 - Inventories

          Inventories (in thousands) consist of the following:

                                   August 31,    November 30,
                                     1998            1997
           Finished Goods           $10,535         $ 9,325

           Raw Materials              5,471           5,559
           Reserve for               (3,270)         (2,085)
           Obsolescence

           Total                    $12,736         $12,799

    Note 6 - Stockholder's Equity

          On August 3,1998, the Company completed a private equity placement where 1,200,000 shares of common stock were issued in exchange for $9,912,000 in cash. The shares were sold to Jim Sowell Construction Company, Inc., an affiliate of Sowell & Company, a Dallas based firm with real estate operations and investment holdings.

          Note 7 - New Accounting Standards

          In June 1998, the Financial Accounting Standards Board issued Statement No. 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in years beginning after June 15, 1999. The statement permits early adoption as of the beginning of any fiscal quarter after its issuance. FAS No. 133 requires that all derivatives be recognized on the balance sheet at fair value. Derivatives that do not qualify as hedges must be adjusted to fair value through income. Depending on the nature of the hedge transaction, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative s change in fair value will be recognized in current period earnings. At the present time, the Company is not engaged in any derivative activity and therefore has not determined the impact that the adoption of FAS No. 133 would have on earnings or statement of financial position if derivative instruments were to be used.

          In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information(SFAS 131). SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company will be required to adopt SFAS 131 in fiscal 1999. Currently, the Company anticipates that only the results of its international operations in the event they become material will be required to be separately disclosed from
          domestic operations   under the reporting guidelines of SFAS 131.

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

          Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

          Results of Operations

          Quarters ended August 31, 1998 and August 31, 1997. Net sales were $16,610,951 for the third quarter of 1998 compared to $17,306,236 in 1997. A decrease in domestic sales continues to reflect the strength of the U.S. economy which has low unemployment and low inflation and which is a difficult environment for direct selling. Domestic sales decreased 11.6% compared to the same period last year. The Taiwan branch contributed 7.9% of total Company sales in the third quarter of 1998. There were no new significant product offerings during the third quarter. However, as an extension to our new skin care packaging which was presented during the first quarter of 1998, the Company introduced its new glamour packaging at its annual sales conference in August. To address the decline in domestic sales, primary focus will be on incenting Consultants to remain active in purchasing products and building sales to their clients. The Company will continue to offer selective product discounts and promotions and maintain its support in the training and development of its new Consultants.

          Gross profit margins for the third quarter of 1998 were 66.5% compared to 74.1% in 1997. The decrease is a direct result of a $1,550,000 onetime non-cash write-down of inventory in the third quarter of 1998. This write-down was due to the excess supply of dated inventory for a product line that was introduced in 1996. Following the product line's highly successful introduction, it settled to a modest lower than expected sales level. Excluding the impact of obsolete inventory expense, gross profit margins remained comparable to prior year.

          Selling, general and administrative expenses as a percent of sales increased to 89.1% in 1998 from 72.3% in 1997. The majority of this increase is due to Asian expansion and ongoing operating costs which totaled over $1.9 million compared to $579,000 expansion costs in 1997. Also, commissions for third quarter 1998 were 4.6% of sales higher than third quarter 1997. Taiwan commissions as a percent of sales contributed 3.4% of this increase. Domestic commissions as a percent of sales were higher this year versus last year. This is attributed to the improved compensation plan introduced in 1997 which provides higher compensation to leadership Consultants. Promotion costs also increased this year over the same period last year due to additional qualifications for prizes during the current quarter stemming from the second quarter recruiting promotion.

          Net income decreased to ($2,498,097) in 1998 from $183,966 in 1997 mainly due to the combined effects of a decrease in domestic sales and the inventory write-off provision noted above. The Company is determined to support the base U.S. business and has made only modest reductions in overhead costs because existing resources are vital to the success of both national and international expansion programs. The overall strategy will be to maintain efforts expanding our businesses both here and abroad. The Taiwan branch continues to grow where its team of distributors now exceeds 10,000. Start-up of the Hong Kong business is underway with operations planned to begin in early 1999. The Company expects expansion to selected countries in Asia will provide sales and profit growth over the long term. The short term investment capital and start-up expenses are necessary for this expansion and will continue to impact earnings during the remainder of 1998 and into 1999.

          Nine months ended August 31, 1998 and August 31, 1997. Sales for the first nine months of 1998 were $54,754,440 compared to $53,266,386 in 1997. This increase in sales was a result of the revenue contribution provided by the Taiwan branch.

          Gross profit margins decreased to 70.7% in 1998 from 74.4% in 1997. Lower gross profit margins in 1998 were due to increases to obsolete inventory reserves in the third quarter, as noted above, combined with the discounted cost of demonstration kits sold to new Consultants during the March and April recruiting promotion.

          For the first nine months of 1998, selling, general, and administration expenses increased to 74.8% of sales from 68.1% in 1997. This was primarily attributable to Asian expansion and operating costs, commissions, and promotion costs primarily incurred during the second quarter recruiting promotion.

          Other income and expense decreased to $123,757 in 1998 from $232,103 in 1997. This was due to lower investment related income as a result of the liquidation of investments in the fourth quarter of 1997.

          Net income decreased to ($1,495,273) in 1998 from $2,223,536 in 1997 as a result of lower profit margins and higher SG&A expenses due to reasons stated above.

          Liquidity and Capital Resources

          Working capital increased to $13,147,000 at August 31, 1998 compared to $7,391,000 at November 30, 1997. This is due to an increase in the Company's cash position to $11,261,000 at August 31, 1998 versus $720,000 at November 30, 1997. Primary sources of cash were provided through financing activities of both issuance of stock and an increase in borrowings. On August 3, 1998, the
          Company received $9,912,000 in cash in exchange for 1,200,000 shares of common stock offered through a private equity placement. As of August 31, 1998, the Company had also utilized more borrowing on its available line of credit. Total debt increased by $5,300,000 to $6,500,000 at August 31, 1998 compared to
          $1,200,000 at November  30, 1997.

          Another factor affecting working capital was an increase in accounts receivable of $1,400,000. This was due to credit programs offered on a variety of product and introductory promotions during August and at the Company's annual sales event with payments to be processed in September.

          During 1997, the Company embarked upon its global expansion strategy and began funding investments for expanding its operations into Asia. As expected in 1998, these expansions are requiring additional investments in expensed costs, and in capital and inventory. However, the Company believes that expansion into selective markets will provide the potential for sound long-term sales and profit growth.

          During the quarter, the Company had a $15,000,000 line of credit with Bank One available to use for this expansion and for operating cash when needed for the business. The interest rate is based on a LIBOR rate plus a spread that adjusts with the debt ratio. A commitment fee of .25% is paid quarterly based on the unused portion of this line of credit. The weighted average interest rate for the first nine months of 1998 was 7.12%; for 1997 the average was 6.85%.

          Under the terms of this line of credit, the Company has covenants related to certain financial ratios. In the quarter ended August 31, 1998, the Company missed one covenant of its loan agreement which is primarily due to the Company's expansion strategy and a onetime non-cash write-down of inventory. As of October 5, 1998, the Company had $7,600,000 outstanding on this line of credit. With this occurrence, the bank may be able to end and/or limit this line of credit arrangement or declare outstanding principal and interest amounts due and payable, or limit further borrowings. Currently, the Company has good bank relations and anticipates having long-term funding in place during the fourth quarter of the year; however, the Company does have funds in excess of its borrowings including $11,261,000 in cash and short-term U.S. Treasury bills. The Company does not expect the timing of its expansion plans to be affected.

          Year 2000 Issues

          The Company defines the Year 2000 issues as those related to the inability of some computer hardware or software to interpret a two-digit year expressed as 00" as the Year 2000. When the Year 2000 begins, these computers may interpret 00" as the Year 1900 and either stop processing date-related computations or will process them incorrectly. All software, computer hardware, building facilities and equipment utilized by the Company require assessment to determine that they will continue to operate accurately when they encounter a Year 2000 date before and after January 1, 2000.

          The Company has initiated a task force committee to address Year 2000 issues. The committee s purpose is to direct the project for assessment, remediation and implementation of solutions and contingency plans related to Year 2000 issues. The project plan addresses information technology systems (IT systems) such as computer software and hardware and non-information technology systems (Non-IT systems) such as manufacturing equipment, utilities and facilities. In addition, the plan addresses Year 2000 issues relating to third parties with which the Company has a material relationship. The Company has planned readiness prior to January 1, 2000 due to the likelihood of encountering Year 2000 date processing prior to that time.

          The Company has completed the assessment of IT systems and has implemented almost 70% of software upgrades scheduled. The Company is on target to reach its initiative to complete all software related upgrades prior to January 1999 and hardware upgrades during the first quarter of 1999. The overall project is estimated to be about 55% complete and on target to be complete by March of 1999. The status of the project by area is as follows:


                                                                   Estimated
                                        Start Date     End Date   % Complete
         IT Systems:
           Assessment of Software       04/01/1998   06/30/1998         100%
           Remediation/Testing of
            Software                    06/03/1998   12/31/1998          70%
           Assessment of Hardware       07/01/1998   08/15/1998         100%
           Remediation/Testing of
            Hardware                    11/01/1998   02/28/1999           0%
          Non-IT Systems:
           Assessment                   06/01/1998   10/31/1998          60%
          Remediation/Testing           11/01/1998   02/28/1999           0%

          The Company prepared and mailed a Year 2000 readiness survey to numerous third party suppliers and service providers upon which the Company relies for various goods and services. As of September 30, 1998, the Company has received written responses from 43% of those mailed. Of those responding, 62% are either currently compliant or anticipate that they will address all Year 2000 issues by December 1998. The committee is currently evaluating responses of the remaining 38% to schedule follow-up correspondence and to address contingency plans for alternate sources and suppliers. A follow up mailing to all non-respondents is scheduled for November 1, 1998 with responses due back by November 30, 1998. The Company has scheduled an additional mailing in January 1999 to verify that the status of the projects of key suppliers are on schedule as estimated in their original written responses.

          The committee plans to prepare specific contingency plans, if necessary, to mitigate the potential risks associated with non-readiness of key suppliers and vendors, information technology and non-information technology areas by March 1999. Additionally, the Company plans to continue its current operating policy to maintain 60 to 90 days of finished goods on-hand of most products, especially core lines, as well as on-hand quantities of components. The Company as a part of its normal operating plan contracts with a third party for backup computer hardware service in the event of a failure or serious interruptions of its on-site operations.
                                         14

          Costs for implementing the Year 2000 project are expected to be less than $350,000 over the two year fiscal period and are not expected to materially affect results of operations or the financial position of the Company. Expenditures relating to Year 2000 to date are estimated to be $130,000, due primarily to software remediation, and were funded through operating cash flows. Other IT projects and initiatives have not been adversely affected by the Company s resource allocation to the Year 2000 project. The Company currently believes that it is addressing Year 2000 issues on a timely and adequate basis according to suggested methodologies and procedures. Although the Company is addressing the Year 2000 issue and plans to monitor its progress through completion, there can be no assurance that total compliance internally as well as with third party vendors and suppliers will be achieved.

          Certain statements in this Management s Discussion and Analysis section contain forward-looking information. These statements are based on current expectations, and actual results could differ materially. Important factors that could cause actual results to differ materially from those projected in forward-looking statements include, but are not limited to the following:
          Consultants sales activity levels, recruiting of new Consultants, services of certain members of senior management, new product introductions, protection of intellectual property rights and third party infringement, changes in U.S. or international economic conditions, results of international operations including governmental, regulatory, political and foreign exchange rate impacts, global and domestic expansion efforts, capital resources and ability to obtain necessary financing, risks and costs related to the Year 2000.

                              PART II - OTHER INFORMATION

          Item 2.  Changes in Securities and Use of Proceeds

          On August 3, 1998, the Company completed a private equity placement where 1,200,000 shares of common stock were issued in exchange for $9,912,000 in cash. The shares were sold to Jim Sowell Construction Company, Inc., an affiliate of Sowell & Company, a Dallas based firm with real estate operations and investment holdings.

          Item 3. Defaults Upon Senior Securities

          In the quarter ended August 31, 1998, the Company missed one financial covenant of its loan agreement which is primarily due to the Company s expansion strategy and a onetime non-cash write-down of inventory. As of October 5, 1998, the Company had $7,600,000 outstanding on this line of credit. With this occurrence, the bank may be able to end and/or limit this line of credit arrangement or declare any outstanding principal and interest amounts due and payable, or limit further borrowings. Currently, the Company has good bank relations and anticipates having long-term funding in place during the fourth quarter of the year; however, the Company does have funds in excess of its borrowings including $11,261,000 in cash and short-term U.S. Treasury bills.


          Item 6.  Exhibits and Reports on Form 8-K

               (a)  Exhibits

                    None

               (b)  Reports on Form 8-K

                    On August 21, 1998, the Company filed a Form 8-K announcing on August 3, 1998 a private equity placement of 1,200,000 common shares in exchange for $9,912,000 in cash. The shares were sold to Jim Sowell Construction Company, Inc., an affiliate of Sowell & Company, a Dallas based firm with real estate operations and investment holdings.

                                      SIGNATURES



          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  BeautiControl   Cosmetics,
          Inc.

                                                   (Registrant)


          Date:     10/14/98           /s/  RICHARD W. HEATH
                                            Richard W. Heath
                                            President, Chief Executive Officer



          Date:     10/14/98           /s/  M. DOUGLAS TUCKER
                                            M. Douglas Tucker
                                            Senior Vice President-Finance
                                            Principle Financial Officer