Form 10-K405
period 1998-11-30
BEAUTICONTROL COSMETICS INC
filed 1999-03-01
CIK 788330

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                   FORM 10-K

           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 1998 OR Commission File Number 0-14449

                          BeautiControl Cosmetics, Inc.
              (Exact name of registrant as specified in its charter)

             Delaware                              75-2036343
  (State or other jurisdiction of     (I.R.S. Employer Identification number)
  incorporation or organization)

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

  Indicate  by  check  mark  if disclosure of delinquent filers pursuant to
  Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

  Aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the registrant as of February 4, 1999, computed by reference to the closing sale price of the registrant's Common Stock on the NASDAQ National Market System on such date, was approximately $44,292,619.

  Number of shares of the registrant's Common Stock outstanding as of February 4, 1999: 7,231,448.

                     DOCUMENTS INCORPORATED BY REFERENCE

  1. Certain portions of the registrant's definitive Proxy Statement in connection with the 1999 Annual Meeting of Stockholders to be held on April 6, 1999 are incorporated by reference into Part III of this report.


                                  PART  I

        Item 1.  Business
        General

        BeautiControl Cosmetics, Inc. is a manufacturer and direct seller of skin care, nutritional supplements, cosmetics, nail care, toiletries, beauty supplements and related products. The Company sells its products through independent sales persons called "Consultants" (or "Distributors"), who purchase the products from BeautiControl and then sell them directly to consumers in the home or workplace. Products and image services are provided to clients in the United States, Taiwan, Canada, Puerto Rico and other emerging international markets.

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

        These services, combined with products that are fragrance free, dermatologist, sensitivity, allergy and ophthalmologist tested, and which are also certified as non-comedogenic, constitute total wellness offered by the Company.

        The Company was organized and incorporated in 1986 under the laws of the State of Delaware and maintains its principal executive offices at 2121 Midway Road, Carrollton, Texas 75006.

        Products

        The Company's products consist of skin care products, nutritional supplements, cosmetic makeup products, nail care products,
        fragrances,   beauty  supplements  and  color  and  image  analysis
        accessories.

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

        The Company's nutritional supplement products use formulas designed to increase total wellness, including a line of advanced nutritional supplements known as nutraceuticals. These products build up the immune system using a proprietary ingredient called Veraloe and are not found in retail outlets or drug stores.

        The Company also has a health and beauty supplements line, WITHIN BEAUTY[TM]. This product line includes hair and nail supplements, skin condition supplements and supplements designed for the different stages of a woman's life. The Company also provides SlenderGenics, a weight management system, and PMS Support Complex to its health and beauty product line. The SlenderGenics system includes a metabolic booster supplement and appetite satisfying wafers. PMS Support Complex contains beneficial vitamins, minerals and herbs to help reduce the negative physical and emotional symptoms of PMS.

        During 1998, the Company presented all new skin care and glamour product packaging. Major new product introductions include the addition of REGENERATION[R] GOLD lip therapy to the REGENERATION product line and Cell Block-C which provides comprehensive skin care protection.

        Marketing and Distribution

        The Company's skin care, cosmetics, nutritional supplements and related products are sold through Consultants (or Distributors) who are independent contractors, not employees of the Company. As of November 30, 1998, the total Consultant and Distributor count was 63,205.

        Consultants may sell the Company's products one-on-one, to groups of people or through home demonstrations called Skin Care and Color Clinics ("Clinics"). Additionally, Consultants are encouraged to market the products through personal consultations and product brochure sales in order to utilize multiple selling opportunities.

        In order to provide immediate product delivery, Consultants may maintain a small inventory of products. Consultants make their own payment arrangements with their customers. The Company clears credit card payments to Consultants for selected credit cards, presently MasterCard, Visa, Novus/Discover Card and American Express.

        The Company sells its products to its Consultants generally on a payment-in-advance basis. Consultants pay for the Company's products by wire transfer, Western Union Quick Collect, money order or credit card, and selectively by personal check. Additionally, the Company offers occasional product programs allowing credit terms of approximately 45 days to approved Consultants.

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

        During 1998 in the U.S., the Company relied primarily upon United Parcel Service and United States parcel post and mail to ship products from its distribution facility in Farmers Branch, Texas. The Canadian subsidiary utilizes United Parcel Service and Canada Post. The Taiwan Branch orders are either picked up on-site or delivered by a local service.

        In the U.S. Client Connection Program, direct mailings to consumers are made by the Company that vary five to six times a year. This direct mailing program allows the Company to communicate directly with the consumer and encourages the consumer to contact her Consultant to reorder the Company's products.

        Product orders from the Company can be made by mail, fax and through on line services.

        The sales efforts of Consultants are also supported through Company-sponsored seminars and sales conferences held several times each year in various locations.

        Manufacturing

        The Company's manufacturing facility is located in Carrollton, Texas at which it manufactures or assembles the majority of products sold.

        Of the Company's sales approximately 20% was comprised of items produced by various unaffiliated manufacturers. Such outside manufacturers are used when the Company believes that such firms are able to manufacture products according to Company specifications less expensively than the Company.

        Materials used in the Company's skin care, cosmetic and beauty supplements products consist chiefly of readily available ingredients, containers and packaging materials. Such raw materials and components used in goods manufactured and assembled by the Company are available from a number of sources. To date, the Company has been able to secure an adequate supply of raw materials and components for its manufacturing facility. The Company endeavors to maintain relationships with backup suppliers in an effort to ensure that no interruptions in the Company's operations are likely to occur.

        The Company's manufacturing facility includes microbiology/quality control and product development laboratories. These laboratories are intended to facilitate and expedite quality control and to continue the development of new products for the Company. The Company continually engages in research and development activities to improve its existing products and to develop new products. The amount spent on research and development activities on the formulation and improvement of Company products was $933,000 in 1998, $918,000 in 1997 and $851,000 in 1996. Expenditures included in these amounts consist of the following direct costs: materials consumed, depreciation of equipment used in development activities, labor, and contractual services performed by outside parties for product testing. Research and development activities are primarily conducted on product and packaging design for the Company's skin care, nutritional supplements, cosmetics, fragrance and beauty supplements.

        Employees

        At February 1, 1999, the Company employed 364 persons in North America and Taiwan, 38 of which were engaged in the manufacture and assembly of the Company's products. None of the Company's employees are represented by a union and the Company considers its employee relations to be good. All key employees are required to enter into an agreement with the Company whereby each employee agrees to maintain the confidentiality of customer lists and other sensitive information.

        Trademarks and Patents

        The Company has registered all its trademarks in the United States and has registered or is in the process of registering its principal trademarks in Canada, Taiwan, Hong Kong and many other countries. The Company has the exclusive right to distribute the Skin Condition Analysis product "Skin Sensors" worldwide with the option to renew this exclusive right each year. The Company is licensed to use the following trademarks: "Skinlogics", "Sunlogics" and "Nailogics". The Company has a patent on the formulas for its "REGENERATION and REGENERATION [2]", alpha-hydroxy acid based, products.

        Competition

        The cosmetic and nutritional supplement industries are highly fragmented and competitive markets which are sensitive to changing consumer preferences and demands. There are many large and well known companies that manufacture and sell broad lines of skin care, nutritional supplements and cosmetic products through retail establishments. The Company competes with a number of direct sales companies who market skin care and cosmetic products and nutritional supplements. The Company also competes, to an extent, with other direct sales companies in attracting new Consultants. Many companies market products which are better known than the Company's products and many cosmetics companies are larger and have substantially greater resources than the Company.

        The principal bases of competition in the cosmetic and nutritional supplement businesses generally are marketing, price, quality and newness of products. The Company has attempted to differentiate itself and its products from the industry in general through the use of a number of value-added services previously described and by being technologically at the forefront of the industry. There can be no assurance that similar marketing techniques and products will not be adopted by competitors in the future.

        Regulation

        The Company is subject to regulation by the United States Food and Drug Administration and the Bureau of Alcohol, Tobacco and Firearms of the Treasury Department, as are other marketers and manufacturers of cosmetic and nutritional supplement products. The Company's advertising and sales practices are subject to the jurisdiction of the Federal Trade Commission. In addition, the Company is subject to numerous federal, state, and local laws relating to marketing and to the content, labeling and packaging of its products.

        Various governmental agencies regulate direct selling activities, and the Company has occasionally been requested to supply information regarding its marketing plan to certain such agencies. Also, the Company is currently an active member in certain associations unique to the direct selling industry. These associations require companies to abide by a specific code of ethics established by the industry. Although the Company believes that its method of distribution is in compliance with laws and regulations relating to direct selling activities, there is no assurance that legislation and regulations adopted in particular jurisdictions in the future will not affect the Company's operations.

        In connection with its manufacturing processes, the Company is subject to various governmental regulations governing the discharge of materials into the environment. Compliance with these regulations has not had, and is not anticipated to have, any material impact upon the Company's capital expenditures, earnings or competitive position.

        Recent Developments

        The Company established a wholly owned subsidiary in the United States called Eventus[TM] International, Inc. This Company will operate in the network marketing segment of the direct selling industry and its products will be sold through independent sales persons ("Distributors"). Eventus International will position itself in the nutritional supplements market and will support a personalized, preventive approach to wellness and health care through the use of nutritional supplements known as nutraceuticals. Products offered will be individualized to a person's specific cultural heritage, with additional supplements based on a person's specific health needs. The Distributor compensation plan, which is a unilevel and generational plan, consists of two elements which the Company calls the Fast Track Star Bonus program and the UniGen[TM] Compensation Plan. Together, these plans form a compensation structure that provides immediate income
        opportunities.       An   informal   pre-launch   for   Eventus[TM]
        International, Inc. was January 22, 1999. The Company will begin full operations on or about April 1, 1999. Initially, the Company will conduct business in the United States. In the future, the Company expects to expand Eventus internationally.

        Item 2.  Properties.

        The Company's domestic corporate headquarters is located in Carrollton, Texas in a building owned by the Company. The manufacturing and warehouse facility is also located in Carrollton, Texas. The Company leases this building under a lease that expires in 1999. The Company's distribution center is housed in a leased building in Farmers Branch, Texas under a lease expiring in 1999. Both leases, at the Company's option, may be extended for an additional five years at the fair market rental rate in effect at the time for properties of equivalent use and size in the area. The Company also leased an additional warehouse facility in 1997 which is located in Carrollton, Texas; this lease was renewed through September 1999. The Canadian subsidiary, located in Burlington, Ontario leases a combined office and distribution facility that expires in 2001. The Company's Taiwan branch has a leased facility in Taipei, Taiwan that expires in 2000 with first rights to renew upon expiration. The Company's Hong Kong branch leased a facility starting in December 1999 and expiring in 2003.

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

        The following table sets forth, for the periods indicated, the high and low closing sale prices for the Company's Common Stock on the NASDAQ National Market System.

                                1998                   1997
                          High         Low       High          Low
                          -----        -----    ------       ------
        First Quarter    $8.625       $7.125   $18.750      $13.000
        Second Quarter   10.250        8.125    17.125        8.875
        Third Quarter    10.000        6.125    12.875        9.000
        Fourth Quarter    8.000        5.375    10.000        8.000

        The high and low sales prices on February 4, 1999, as quoted on the NASDAQ National Market System were $6.125 and $6.000, respectively.

        As of February 8, 1999, there were approximately 2,055 shareholders of record of the common stock, including nonobjecting beneficial holders whose stock is held in nominee or street name by broker.

        Cash dividends were paid in each quarter of 1998 and 1997 at a rate of $.105 per share. While it is anticipated that quarterly dividends will continue to be declared, the final determination will depend upon the future earnings and financial position of the Company and such other factors as the Board of Directors may deem appropriate.

        Item 6 - Selected Financial Data
        (In thousands, except per share data)


                   BEAUTICONTROL COSMETICS, INC. AND SUBSIDIARIES

                               INCOME STATEMENT DATA:

                                         Years ended November 30,
                               1998       1997       1996     1995      1994
                              ------     ------     ------   ------    ------
   Net sales                 $72,163    $69,421    $80,108  $74,679   $70,591
   Cost of goods sold         21,633     19,005     19,830   18,920    17,298
   Selling, general and
   administrative
   expenses                   55,683     50,294     52,308   48,672    44,238
   Income (loss) from
   operations                 (5,153)       122      7,970    7,087     9,055
   Other income, net             284        276        442      529       396
   Income (loss) before
    income taxes              (4,869)       398      8,412    7,616     9,451
   Income taxes               (1,707)       274      3,011    2,914     3,308
   Income (loss) before
    cumulative effect of
    change in accounting
    principle                 (3,162)       124      5,401    4,702     6,143
   Cumulative effect of
    change in accounting
    principle                    -          -          -        -         172
   Net income (loss)         ($3,162)      $124     $5,401   $4,702    $6,315

   Net income (loss) per
    common share              $(0.49)     $0.02      $0.93    $0.73   $0.93(2)
   Net income (loss) per
    common share-             $(0.49)     $0.02      $0.90    $0.70   $0.88(2)
    assuming dilution
   Dividends per share         $0.42      $0.42      $0.42    $0.42   $0.315

   BALANCE SHEET DATA:
   Total assets              $42,016    $29,356    $33,910  $29,354   $34,935
   Working capital             9,656      7,391      9,436    3,350     7,147
   Long term borrowings        1,221      1,200      3,900    1,400       -
   Stockholders  equity       22,439     17,882     19,311   17,318    23,788
   CONSULTANT DATA:
   Number of consultants
   at fiscal year end         63,205     49,413     50,897   45,745(1) 42,108

   (1)            Excludes Consultants from certain test programs.
   (2) Excluded a onetime addition to net income of $.02 per share from the adoption of Statement of Financial Accounting
                  Standards No. 109, Accounting for Income Taxes, which superceded Statement of Financial Accounting Standards
                  No. 96.

        Item  7  -  Management's  Discussion  and  Analysis  of   Financial
        Condition and Results of Operation

        BeautiControl Cosmetics, Inc. (the Company) is a manufacturer and direct seller of skin care, nutritional supplements, cosmetics, beauty supplements and related products. The Company sells its products to independent Consultants (or Distributors) who in turn sell to end consumers. Sales figures are based on orders shipped less returns. The percentage of the Company's total sales contributed by various product groups for the period set forth below were as follows:

                                           Year end November 30,
                                           1998    1997    1996
                                           ----    ----    ----
        Skin care products                   47%    46%     44%
        Cosmetic makeup products             33     32      31
        Cosmetics, color an image
         analysis accessories                13     13      13
        Nutritional and Beauty                4      6      10
        supplements
        Fragrance, toiletry and nail          3      3       2
         care products
                                           ----    ----    ----
        Total sales                         100%   100%     100%

        1998 was an important year for the Company in the progress achieved in business expansion to new geographic markets and new segments of the direct selling industry. These new directions are key steps in positioning the Company as an international provider of both cosmetics and wellness products for our consumers as well as innovative career and earnings opportunities for our Consultants, Directors and Distributors.

        The base U.S. business, BeautiControl Cosmetics, had improved sales results year over year for the fourth quarter of 1998 but experienced a decrease in annual sales. This "party plan" business has continued to be impacted by the U.S. environment of low employment and low inflation, which makes recruiting difficult. In early Spring, the Company plans to introduce innovative improvements to the earnings opportunity for this segment of the business.

        January of 1998 marked the opening of the Company's Taiwan operations, the first Asia Pacific country in its global expansion strategy. Operations in the Company's second Asian market, Hong Kong, are slated to open in March, 1999. New product lines are being introduced and new features added to the compensation plan to ensure continued growth in recruiting and sales for both markets.

        In January, 1999 the Company is also entering into the fast growing nutritional supplements market with the opening of a U.S. subsidiary, Eventus International, Inc. Eventus will offer leading products in the advanced field of nutritional supplements known as nutraceuticals. These products build up the immune system using a proprietary ingredient called Veraloe[TM] and are not found in drug stores or other retail outlets.

        This planned expansion continues to require significant investments in operating expenses, inventory and capital. In 1998, our Asia and U.S. network marketing expansion and development costs impacted before tax profits by $4.4 million. The Company expects capital and start-up expenses in these businesses to continue into 1999.

        RESULTS OF OPERATIONS OF THE COMPANY

        Fiscal 1998 compared to Fiscal 1997
        Net sales for 1998 were $72,163,000 compared with $69,421,000 in 1997. This year's consolidated sales growth of 4.0% is attributed to the added Taiwan business that opened in January 1998. Domestic sales were down 3.2% in 1998 compared with 1997. This was due to the adverse impact on sales and recruiting activity caused by the continuing trend of a favorable economy of low unemployment and low inflation creating a challenging environment for new recruits.

        Gross profit margins were 70.0% in 1998 compared with 72.6% in 1997. The change in margins is primarily a result of increases to obsolete inventory reserves. In 1998, the Company provided for non-cash write-downs of $2,140,000 for inventory due to excess supply of dated inventory for a product line introduced in 1996 and write-downs related to new developments planned for the U.S. business in early 1999 which made certain products obsolete. Also affecting profit margins in 1998 was the spring recruiting drive during the second quarter. The promotion offered a reduced entry cost on low margin demonstration kits sold to new Consultants.

        Selling, general and administrative expenses as a percent of sales increased to 77.2% in 1998 compared with 72.4% in 1997. The increase in costs is largely due to higher commission expense resulting from the addition of the Taiwan business. Total Company commissions as a percent of sales were 3.2% higher in 1998 versus 1997. Promotion costs increased $887,000 or 1.2% of net sales in 1998 compared with 1997 as a result of the Company's aggressive spring recruiting drive which occurred in the second quarter of 1998. Expansion and development costs also increased this year due to the opening and continued development of the Taiwan branch, expansion into Hong Kong and the establishment of a new Company in the U.S., Eventus[TM] International, Inc. Total expansion costs for 1998, affecting selling, general and administrative, were $3,829,000 compared with $3,056,000 in 1997.

        Primarily as a result of these new expansion efforts and the inventory write-down, net loss was ($3,162,000) or ($.49) per common share in 1998 compared with net income of $124,000 or $.02 per common share in 1997. The income tax benefit for 1998 was ($1,707,000) compared to a provision of $274,000 in 1997. The effective tax rate was affected by state franchise tax partially offset by a foreign operations net loss.

        Fiscal 1997 compared to Fiscal 1996

        Net sales for 1997 were $69,421,000 compared with $80,108,000 in 1996. Several key factors have attributed directly to 1997's sales performance. Most notably were those that have affected recruiting. Year end Consultant count was 49,413 in 1997 versus 50,897 in 1996. A favorable U.S. economy of low unemployment and low inflation has had an adverse impact on the direct selling industry which created a challenging environment for new recruits.

        Two major successes in 1996 also impacted the year's sales results. They include the Company's highly successful recruiting promotion during the first half of 1996 and the introduction of SlenderGenics Weight Management System which generated nearly $4,000,000 in incremental sales during the fourth quarter of 1996.

        Extensions to the REGENERATION product line, REGENERATION GOLD and REGENERATION GOLD Eye Repair caused shifts in product categories in 1997. The skin care line increased to 46% in 1997 from 44% in 1996. The 1996 introduction of the SlenderGenics Weight Management System shifted the health and beauty supplements to 10% in 1996 from 4% in 1995; this category subsequently evened out to 6% in 1997.

        Gross profit margins were 72.6% in 1997 compared with 75.2% in 1996. The decrease in gross profit margins for 1997 was largely due to absorption of factory overhead and increases in inventory reserves. For the year, these costs were an additional 2.4% of net sales in 1997 compared to 1996.

        Selling, general and administrative expenses as a percent of sales increased to 72.4% in 1997 from 65.3% in 1996. Overall total spending in these costs were reduced by nearly $2,000,000 in 1997 compared to 1996. However, a decrease in sales has caused actual cost as a percent of sales to be unfavorable. The first two quarters of 1997 made up most of the dollar savings in total spending for selling, general and administrative expenses. This was primarily due to lower costs incurred in recruiting and promotion activities. In addition, there was a reduction from prior year promotion and training costs associated with the successful 1996 recruiting campaign. Selling, general and administrative spending in the third and fourth quarters of 1997 was heavily focused on start-up and investment spending for the Company's Taiwan branch that opened on January 8, 1998.

        Other income and expense decreased to $276,000 in 1997 compared with $442,000 in 1996. In 1997, the Company sold its investments resulting in a reduction in investment related income.

        As a result of the above, net income decreased to $124,000 or $.02 per common share in 1997 compared with net income of $5,401,000 or $.93 per common share in 1996.

        LIQUIDITY AND CAPITAL RESOURCES

        Working capital at November 30, 1998 was $9,656,000 compared with $7,391,000 at November 30, 1997. Combined cash and short-term investments increased by $8,513,000 in 1998 versus 1997. Primary sources of cash were provided through financing activities of both issuance of stock and an increase in borrowings that occurred during the third quarter of 1998. Classification of $7,779,000 to short-term borrowings from long-term borrowings on the Company's line of credit and term loan (discussed in more detail below) also affected changes in working capital. This is due to the current terms of the Company's debt. Income tax receivable increased by $1,254,000 in 1998 to $1,981,000. This was due to operating losses before income taxes of ($4,869,000).

        The Company's net inventory levels decreased by $1,180,000 during 1998 compared with 1997. This was largely due to an increase in obsolete inventory reserves of $1,841,000. A write-down of inventory from an excess supply of dated product affected 1998 reserves. Also, a provision was made on unusable inventory resulting from changes planned for the Consultant career opportunity in 1999 for the U.S. business. During 1998 inventory levels in raw material and finished goods components increased by $661,000 over 1997. This increase was largely due to the addition of inventory carried for the Taiwan branch.

        The Company has an unsecured line of credit of $15,000,000 primarily to be used for expansion and for operating cash when needed for the business. The interest rate is based on a LIBOR rate plus a spread that adjusts with the debt ratio. The weighted average interest rates for 1998 and 1997 were 6.99% and 6.85%, respectively. A commitment fee of .25% is paid quarterly based on the unused portion of the line of credit. The outstanding balance at November 30, 1998 was $7,600,000 and was classified as short term; the outstanding balance at November 30, 1997 was $1,200,000 and classified as long term. The expiration date is November 30, 1999. Under this line of credit, the Company is required to meet covenants related to certain financial ratios on a quarterly basis and an annual capital expenditures limitation. Also, this line of credit is potentially secured by certain assets of the Company based on the calculation of one of the financial ratios. Primarily as a result of the expansion strategy currently in place and non-cash inventory write-downs, the Company did not achieve one of the financial covenants for the quarters ending August 31, 1998 and November 30, 1998. The Company and the lender entered into an agreement until April 16, 1999 whereby the lender has agreed to forbear based upon the Company's representation that the Company is pursuing alternative arrangements. The maximum amount of credit currently available under this line of credit is $6,000,000 - the balance at February 24, 1999. All borrowings under this line of credit are deemed to be at fair value due to the short-term nature of the interest rates charged.

        The Company has a secured term loan outstanding at November 30, 1998 in the amount of $1,400,000. This loan has a maximum borrowing amount of $2,900,000. The Company borrowed $1,500,000 in December 1998 against this term loan taking the outstanding amount to the maximum of $2,900,000. This is a five year loan bearing a fixed rate of interest of 7.72% with a ten year amortization. Monthly payments are $31,125 including principal and interest for 60 months with a balloon payment of $2,008,000 due on December 3, 2003. This loan has two covenants related to certain financial ratios on a quarterly basis, of which the Company was in compliance at November 30, 1998. Certain assets of the Company secure this line of credit. This debt is at fair value given the timing of when this loan was secured.

        As  of  November 30, 1998, the Company did have funds in excess
        of   its   total  borrowings  including  $11,497,000  in  cash,
        marketable securities and investments.

        In 1998, the Company committed to a three year non-cancellable capital lease for computer related hardware and software. Assets under capital leases are capitalized using interest rates appropriate at the inception of the lease.

        Even though the Company did not repurchase any of its common stock in 1998, it remains approved by the Board of Directors to purchase up to 1,000,000 additional shares of its common stock.

        The Company's capital expenditures for 1998 totaled $1,970,000 the majority of which was capital improvements for the new Asian and Eventus businesses. The balance was for the base
        North American business. The Company anticipates its 1999 capital purchases to be in line with 1998 as the Company continues its Asian expansion. Capital expenditures will be funded through normal operating cash.

        Year 2000 Issues

        The Company defines the Year 2000 issues as those related to the inability of some computer hardware or software to interpret a two-digit year expressed as "00" as the Year 2000. When the Year 2000 begins, these computers may interpret "00" as the Year 1900 and either stop processing date-related computations or will process them incorrectly. All software, computer hardware, building facilities and equipment utilized by the Company require assessment to determine that they will continue to operate accurately when they encounter a Year 2000 date before and after January 1, 2000.

        The Company has initiated a task force committee to address Year 2000 issues. The committee's purpose is to direct the project for assessment, remediation and implementation of solutions and contingency plans related to Year 2000 issues.

        The project plan addresses information technology systems (IT systems) such as computer software and hardware and non-
        information technology systems (Non-IT systems) such as manufacturing and distribution equipment, utilities and facilities. In addition, the plan addresses Year 2000 issues relating to third parties with which the Company has a material relationship. The Company has planned readiness prior to January 1, 2000 due to the possibility of encountering Year 2000 date processing in 1999.

        The Company has completed the assessment of IT systems and has implemented 90% of software upgrades scheduled. The Company is on target to reach its initiative to complete all software related upgrades during the second quarter of 1999. The overall project is estimated to be about 80% complete and scheduled to be complete by October, 1999.

                                                                 Estimated
                                                                     %
                                                                 Complete
                                                                    at
                                      Start Date    End Date     November
                                                                 30, 1998
                                      ----------   ----------    --------
        IT Systems:
         Assessment of Software       04/01/1998   06/30/1998      100%
         Remediation/Testing of
          Software                    06/01/1998   03/31/1999       90%
         Assessment of Hardware       07/01/1998   08/15/1998      100%
         Remediation/Testing of
          Hardware                    11/01/1998   03/31/1999       90%
        Non-IT Systems:
         Assessment                   06/01/1998   06/30/1999       80%
         Remediation/Testing          11/01/1998   10/30/1999       70%


        The Company prepared and mailed a Year 2000 readiness survey to numerous third party suppliers and service providers upon which the Company relies for various goods and services. As of November 30, 1998, the Company has received written responses from 49% of those mailed. Of those responding, 62% stated that they are either currently compliant or anticipate that they will address all Year 2000 issues by December, 1998. The committee is currently evaluating responses to schedule follow-up correspondence and to address contingency plans for alternate sources and suppliers.

        The committee plans to prepare specific contingency plans, if necessary, to mitigate the potential risks associated with non-readiness of key suppliers and vendors, information technology and non-information technology areas by June, 1999.

        Additionally, the Company plans to continue its current operating policy to maintain 60 to 90 days of finished goods on-hand of key products as well as on-hand quantities of components. The Company as a part of its normal operating plan contracts with a third party for backup computer hardware service in the event of a failure or serious interruptions of its on-site operations.

        Costs for implementing the Year 2000 project are expected to be in the range of $350,000 to $400,000 over the two year fiscal period of 1998 and 1999 and are not expected to materially affect results of operations or the financial position of the Company. Expenditures relating to Year 2000 to date are estimated to be $153,000 as of November 30, 1998, due primarily to software remediation, and were funded through operating cash flows. Other IT projects and initiatives have not been adversely affected by the Company's resources allocation to the Year 2000 project. The Company currently believes that it is addressing Year 2000 issues on a timely and adequate basis according to suggested methodologies and procedures. Although the Company is addressing the Year 2000 issue and plans to monitor its progress through completion, there can be no assurance that total compliance internally as well as with third party vendors and suppliers will be achieved.

        Item  7A - Quantitative and Qualitative Disclosure About Market
        Risk

        The Company has evaluated its potential exposures to market risks as they relate to interest rate volatility on investments and debt and on risks related to foreign currency changes.

        The Company's investments management strategy is to primarily invest in very low risk, secure investments and, secondly, to achieve a good return from interest income. The investment activities of the Company are not for trading purposes but to invest excess cash until needed for the business.

        At November 30, 1998, the Company had high grade, short-term municipal bonds that are either backed by U.S. Treasury bonds or are insured of which $6,068,000 were short term. In addition, the Company had $2,215,000 in bond investments that are laddered in maturity from 13 months to 29 months. Any risks to principal due to market interest rate changes are not material because for bonds of short maturity, interest rate changes have little impact on market value. For example, a one percentage point increase in market interest rate might result in a reduction in the value of the long-term bonds of $36,000.

        The Company also has $6,000,000 outstanding under a line of credit which has an interest rate based on a LIBOR rate plus a spread that adjusts with the debt ratio. The weighted average interest rates for 1998 and 1997 were 6.99% and 6.85%, respectively. If this 1998 weighted average interest rate were to increase 10% to 7.69% for fiscal 1998 with the balance remaining constant at $6,000,000, incremental interest expense would reduce earnings before taxes by $42,000 in fiscal 1999. The Company also has a five year bank loan of $2,900,000 with a fixed interest rate and is thus not subject to interest rate volatility.

        The  Company  manufactures  and  sells inventory to its foreign
        subsidiaries,   currently   in   Canada   and  Taiwan.    These
        receivables are dollar denominated. The payables on the subsidiary books are recorded at the functional currency of each respective country. As fluctuations occur, the subsidiary marks the payable to the new exchange rate required to convert the payable into U.S. dollars with the resulting difference recorded through income. Thus, the Company's earnings are affected by fluctuations in the value of the foreign currencies as compared to the U.S. dollar.

        At November 30, 1998, the result of a 10% strengthening in the aggregate value of the foreign currencies would have resulted in an increase in gross profit of $82,600 for fiscal 1999; comparatively, a 10% strengthening of the U.S. dollar would result in a decrease in gross profit of $89,900 for fiscal 1999.

        The Company also has receivables from its foreign subsidiaries which are denominated in the functional currency of the subsidiary. The amounts and short term nature of these receivables significantly limit the exposure to changes. The Company believes that any foreign currency risk on these items is not material.

        The Company is not currently engaged in any derivatives activity. However, if the above currency fluctuations become probable and material, the Company would likely take action to mitigate its exposure to the change.

        In fiscal 1997, the Company had substantially the same risks with potential foreign currency fluctuations and interest rate fluctuations. As in the current year, net adjustments made related to these changes during fiscal 1997 were not material.

        Certain statements in this Management's Discussion and Analysis section contain forward-looking information. These statements are based on current expectations, and actual results could differ materially. Important factors that could cause actual results to differ materially from those projected in forward-looking statements include, but are not limited to the following: Consultants (or Distributors) sales activity levels, recruiting of new Consultants and Distributors, services of certain members of senior management, new product introductions, protection of intellectual property rights and third party infringement, changes in U.S. or international economic conditions, results of international operations including governmental, regulatory, political and foreign exchange rate impacts, results of operations in new markets, global and domestic expansion efforts, capital resources and ability to obtain necessary financing, market risk, and risks and costs related to the Year 2000.

        Item 8 - Financial Statements and Supplementary Data

        REPORT OF INDEPENDENT AUDITORS

        Board of Directors and Stockholders
        BeautiControl Cosmetics, Inc.

        We have audited the accompanying consolidated balance sheets of BeautiControl Cosmetics, Inc. and Subsidiaries as of November 30, 1998 and 1997, and the related statements of income, stockholders equity and cash flows for each of the three years in the period ended November 30, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. In 1998, we did not audit the financial statements of BeautiControl Taiwan, Inc., Taiwan Branch, a wholly-owned branch, which statements reflect total assets constituting 6.7% at November 30, 1998 and total revenues constituting 6.9% for the year ended November 30, 1998, of the related consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for BeautiControl Taiwan, Inc., Taiwan Branch for that period, is based solely on the report of the other auditors.

        We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

        In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of BeautiControl Cosmetics, Inc. and Subsidiaries at November 30, 1998, and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended November 30, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


                                           Ernst & Young LLP
        Dallas, Texas
        December 23, 1998

        REPORT OF INDEPENDENT ACCOUNTANTS


        To the Shareholders of BeautiControl Taiwan, Inc.


        We have audited the balance sheets of BeautiControl Taiwan, Inc., Taiwan Branch as of November 30, 1998 and 1997, and the related statements of operations and changes in accumulated deficit and of cash flows for the year ended November 30, 1998 and for the period from inception on August 15, 1997 to November 30, 1997 as derived from the accounts and records maintained by the Branch. The financial statements are the responsibility of the Branch's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements audited by us present fairly, in all material respects, the financial position of BeautiControl Taiwan, Inc., Taiwan Branch at November 30, 1998 and 1997, and the results of its operations and cash flows for the year ended November 30, 1998 and for the period from inception on August 15, 1997 to November 30, 1997, in conformity with accounting principles generally accepted in the United States of America.


                                           PriceWaterhouseCoopers


        Taipei, Taiwan, Republic of China
        December 15,1998


                  BEAUTICONTROL COSMETICS, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF INCOME
                      (In Thousands Except Per Share Amounts)

                                                YEARS ENDED NOVEMBER 30,

                                            1998         1997        1996
                                           ------       ------      ------
          Net sales                       $72,163      $69,421     $80,108
          Cost of goods sold               21,633       19,005      19,830
                                           ------       ------      ------
           Gross profit                    50,530       50,416      60,278

          Selling expenses                 35,793       31,755      33,948
          General and administrative
          expenses                         19,890       18,539      18,360
                                           ------       ------      ------
                                           55,683       50,294      52,308
                                           ------       ------      ------
           Income (loss) from operations   (5,153)         122       7,970

          Other income
           Interest income                    149          146         172
           Other, net                         135          130         270
                                           ------       ------      ------
                                              284          276         442
                                           ------       ------      ------
          Income (loss) before income      (4,869)         398       8,412
          taxes

          Income taxes                     (1,707)         274       3,011
                                           ------       ------      ------
          Net income (loss)               ($3,162)        $124      $5,401
                                           ======       ======      ======

          Net income (loss) per common
          share - basic                    ($0.49)       $0.02       $0.93

          Weighted average common shares
          - basic                           6,395        5,906       5,830

          Net income (loss) per common
          share-assuming dilution          ($0.49)       $0.02       $0.90

          Weighted average common
          shares-assuming dilution          6,395        6,154     6,025


          The accompanying notes are an integral part of these statements.

              BEAUTICONTROL COSMETICS, INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                 (In Thousands Except Shares Information)

                                               November 30,
                                             1998         1997
          CURRENT ASSETS
          Cash and cash equivalents         $3,165         $720

          Investments                        6,068            -
          Accounts receivable-trade
           net of allowances of $759
           in 1998 and $658 in 1997            738          702
          Inventories                       11,619       12,799
          Deferred income taxes              2,229        1,530
          Prepaid expenses                     735          622
          Income tax receivable              1,981          727
          Other current assets                 442          125
           Total current assets             26,977       17,225

          PROPERTY AND EQUIPMENT, AT COST

          Land                                 766          766
          Office building                    4,301        3,957
          Office furniture and equipment     9,324        8,122
          Machinery and equipment            7,040        6,506
          Leasehold improvements             1,535        1,367
          Transportation equipment           2,718        2,641
                                            ------       ------
                                            25,684       23,359
          Less accumulated
           depreciation and amortization    15,465       13,732
                                            ------       ------
            Property and equipment, net     10,219        9,627

          OTHER ASSETS
          Cost in excess of net tangible
           assets, acquired, net of
           amortization of $894 in
           1998 and $828 in 1997             1,757        1,823
          Investments                        2,264            -
          Other, net of amortization of
           $572 in 1998 and $557 in 1997       799          681
                                            ------       ------
           Total assets                    $42,016      $29,356
                                            ======       ======

          The accompanying notes are an integral part of these statements.

                         BEAUTICONTROL COSMETICS, INC.
                           CONSOLIDATED BALANCE SHEETS
                    (In Thousands Except Shares Information)

                                                       NOVEMBER 30,
                                                    1998         1997
                                                   ------      -------
          CURRENT LIABILITIES
          Accounts payable -trade                  $3,669       $3,936
          Current maturities of long term debt      7,779            -
          Sales tax payable                           602          749
          Accrued commissions and awards            2,198        1,784
          Accrued compensation                        374          545
          Accrued property taxes                      690          635
          Accrued other taxes                         144          462
          Accrued liabilities                         878          660
          Deferred income                             987        1,063
                                                   ------      -------
           Total current liabilities               17,321        9,834

          DEFERRED INCOME TAXES                       791          440

          LONG-TERM BORROWINGS                      1,221        1,200

          OTHER LONG-TERM OBLIGATIONS                 244            -
          COMMITMENTS AND CONTINGENCIES                 -            -

          STOCKHOLDERS  EQUITY
           Preferred stock
            Authorized - 1,000,000 shares
            $.10 par value Issued and
            outstanding - none                          -            -
           Common Stock
            Authorized - 20,000,000 shares,
            $.10 par value Issued - 10,928,998
            in 1998 and 9,637,198 shares in 1997    1,093          964
           Capital in excess of par value          23,832       13,585
           Retained earnings                       28,419       34,238
                                                   ------      -------
                                                   53,344       48,787

           Less treasury stock, at cost
            (3,708,800 shares in 1998 and 1997)    30,905       30,905
                                                   ------      -------
           Total stockholders  equity              22,439       17,882
                                                   ------      -------
           Total liabilities and
            stockholders  equity                  $42,016      $29,356
                                                   ======       ======

          The accompanying notes are an integral part of these statements.

                           BEAUTICONTROL COSMETICS, INC.
                   CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS  EQUITY
                                         (In Thousands)

                                        Capital     Unrealized
                             Common    in Excess     Losses on   Retained     Treasury
                              Stock      of Par     Investments  Earnings       Stock    Total
                              -----      ------        ---        ------       ------    ------
  November 30, 1995            $948     $12,522       $(53)      $33,618      $29,717   $17,318
  Issuance of common
    stock under stock
    option plans                  4         198          -             -            -       202
  Purchase of treasury stock      -           -          -             -        1,188     1,188
  Dividends                       -           -          -        (2,442)           -    (2,442)
  Net change in
    unrealized losses,
    net of tax of $10             -           -         19             -            -        19
  Net income                      -           -          -         5,401            -     5,401
                              -----      ------        ---        ------       ------    ------
  November 30, 1996             952      12,720        (34)       36,577       30,905    19,310
  Issuance of common
    stock under stock
    options plans                12         753          -             -            -       765
  Tax benefit related to
    stock options                 -         112          -             -            -       112
  Foreign currency
    translation adjustment        -           -          -            20            -        20
  Dividends                       -           -          -        (2,483)           -    (2,483)
  Net change in unrealized
    losses, net of tax            -           -         34             -            -        34
  Net income                      -           -          -           124            -       124
                              -----      ------        ---        ------       ------    ------
  November 30, 1997             964      13,585          -        34,238       30,905    17,882
  Issuance of common
    stock under stock
    option plans                  9         301          -             -            -       310
  Issuance of common stock      120       9,792          -             -            -     9,912
  Tax benefit related to
    stock options                 -         154          -             -            -       154
  Foreign currency
    translation adjustment        -           -          -           (13)           -       (13)
  Dividends                       -           -          -        (2,644)           -    (2,644)
  Net loss                        -           -          -        (3,162)           -    (3,162)
                              -----      ------        ---        ------       ------    ------
  November 30, 1998          $1,093     $23,832         $-       $28,419      $30,905   $22,439
                              =====      ======        ===        ======       ======    ======

      The accompanying notes are an integral part of these statements.

                       BEAUTICONTROL COSMETICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (In Thousands)
                                   YEARS ENDED NOVEMBER 30,

                                                  1998      1997        1996
                                                 -----     -----       -----
      Cash flows from operating activities:
        Net income (loss)                      ($3,162)     $124      $5,401

      Adjustments to reconcile net income
       (loss) to net cash provided by
       operating activities
        Depreciation and amortization            1,839     1,757       1,882
        Deferred income tax                       (348)       29        (590)
        Provision for losses on trade
         accounts receivable                       198       369         234
        Provision for obsolete inventory         2,703     1,327         491
      Changes in assets and liabilities:
          Accounts receivable                     (234)       33        (980)
          Inventories                           (1,523)      711      (6,034)
          Prepaid expenses                        (113)     (257)        404
          Income tax receivable                 (1,254)     (727)          -
          Other current assets                    (317)      190         (97)
          Accounts payable                        (267)    1,010         152
          Accrued compensation                    (171)     (475)        446
          Accrued property taxes                    55        88         (62)
          Accrued other taxes                     (318)     (997)        764
          Other accrued liabilities and
           obligations                             393      (472)        285
          Deferred income                          (76)      713      (1,244)
          Other                                     56         5          63
                                                 -----     -----       -----
      Net cash provided by (used in)
       operating activities                     (2,539)    3,428       1,115

      Cash flows from investing activities:
       Proceeds from sale of investments             -     2,843       1,140
       Purchase of investments                  (8,358)        -           -
       Purchase of property and equipment       (1,970)   (1,895)     (1,104)
       Purchase of other assets                    (33)     (122)       (193)
                                                 -----     -----       -----
       Net cash provided by (used in)
        investing activities                   (10,361)      826        (157)

      Cash flows from financing activities:
       Proceeds from issuance of common stock   10,222       764         202
       Borrowings                                7,800    (2,700)      2,500
       Principal payments under capital
        lease obligation                           (18)        -           -
       Purchase of treasury stock                    -         -      (1,188)
       Dividends paid                           (2,644)   (2,483)     (2,442)
                                                 -----     -----       -----
      Net cash provided by (used in)
       financing activities                     15,360    (4,419)       (928)

      Effect of exchange rate on cash and
       cash equivalents                            (15)        1          (1)
                                                 -----     -----       -----

      Net cash increase (decrease) in cash
       and cash equivalents                      2,445      (164)         29
      Cash and cash equivalents at beginning
       of period                                   720       884         855
                                                 -----     -----       -----
      Cash and cash equivalents at end of
       period                                   $3,165      $720        $884
                                                 =====     =====       =====

      Supplemental cash flow information:
       Income taxes                               ($69)   $1,569      $2,402
       Interest                                    321       298         176

          The accompanying notes are an integral part of these statements.

                   BEAUTICONTROL COSMETICS, INC AND SUBSIDIARIES



         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         NOVEMBER 30,  1998,  1997  AND  1996


         NOTE A - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BeautiControl Cosmetics, Inc. and Subsidiaries is a manufacturer and direct seller of skin care, nutritional supplements, cosmetics, nail care, toiletries, beauty supplements and related products. The Company sells its products in North America, Taiwan and Hong Kong through independent sales persons and other countries through Distributors who purchase the products from the Company and then sell them directly to consumers in the home or workplace.

         Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

         Reclassifications - Certain amounts for the prior years have been reclassified to conform to the current year presentation.

         Property   and  Equipment  -  Depreciation  and  amortization  is
         provided for property and equipment by the straight-line method over the following estimated useful lives of the assets:

               Office building.............................. 30 years
               Office furniture and equipment.............. 3-5 years
               Machinery and equipment....................  5-8 years
               Transportation equipment..................  5-15 years
               Property under capital leases...............   3 years

         Leasehold improvements are amortized over the lives of the respective leases or the service life of the improvements, whichever is shorter.

         Cost in Excess of Net Tangible Assets Acquired - Costs in excess of net tangible assets acquired and other intangible assets is being amortized on a straight-line basis over 40 years.

         Long-Lived Assets - The Company reviews its long-lived assets, including property and equipment and costs in excess of net tangible assets, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be
         recoverable.    Any  impairment  would be recognized in operating
         results.

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

         Product Returns - The Company guarantees the quality of its merchandise and will replace the product or refund the purchase price if products are returned by unsatisfied consumers. The Company will repurchase at cost, less a 10% restocking fee, any currently marketable merchandise purchased in the previous 12 months from any Consultant who chooses to leave the business. During 1998, the amount of inventory returns for the Company was not material. Product returns as a percent of net sales for 1998, 1997 and 1996 were 0.2%, 0.2% and 0.3%, respectively. In
         1998 inventory bought back was 0.07% of net sales.

         Research and Development - The Company's policy is to expense as incurred all activities engaged in the research and development of products. The amount spent on research and development activities on the formulation and improvement of Company products was $933,000 in 1998, $918,000 in 1997 and $851,000 in 1996.
         Expenditures included in these amounts consist of the following direct costs: materials consumed, depreciation of equipment used in development activities, labor, and contractual services performed by outside parties for product testing.

         Use of Estimates
         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

         Recently Issued Accounting Statements
         During 1998, the Accounting Standards Executive Committee (AcSEC) issued Statement of Position (SOP) 98-5, Reporting on the Cost of Start-Up Activities. SOP 98-5 requires entities to charge to expense start-up costs, including organizational costs, as incurred. In addition, SOP 98-5 will require most entities upon adoption to write-off as a cumulative change in accounting principle any previously capitalized start-up or organization costs. The Company will be required to adopt SOP 98-5 on December 1, 1999. The Company's current accounting policy with regard to reporting of start-up activities is consistent with this statement.

         During 1998, the Accounting Standards Executive Committee (AcSEC) issued Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP 98-1 requires capitalization of certain costs to purchase or develop internal use software. The Company will be required to adopt SOP 98-1 on December 1, 1999. The Company's current accounting policy with regard to internal use software is consistent with this statement.

         In June 1998, the Financial Accounting Standards Board issued Statement No. 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in years beginning after June 15, 1999. The statement permits early adoption as of the beginning of any fiscal quarter after its issuance. FAS No. 133 requires that all derivatives be recognized on the balance sheet at fair value. Derivatives that do not qualify as hedges must be adjusted to fair value through income. Depending on the nature of the hedge transaction, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be recognized in current period earnings. At the present time, the Company is not engaged in any derivative activity and therefore there is no impact that the adoption of FAS No. 133 would have on earnings or financial position.

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS
         131). SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company will be required to adopt SFAS 131 on December 1, 1998. Currently, the Company anticipates that only the results of its international operations and subsidiaries, might be required to be separately disclosed from U.S. base operations under the reporting guidelines of SFAS 131.

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

         NOTE B - NET INCOME (LOSS) PER COMMON SHARE

         In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS 128) Earnings per Share. This statement requires companies to present basic earnings per share which includes the weighted average number of common shares outstanding and, if applicable, diluted earnings per share which includes common equivalent shares outstanding. This replaces primary and fully diluted earnings per share that was previously required under APB Opinion 15. The Company adopted SFAS 128 in December 1, 1997. The following table sets forth the computation of basic and diluted earnings
         (loss) per share:

                                           1998         1997        1996
          Numerator:                    ----------     --------   ---------
           Net income (loss) -
             Numerator for basic and
             diluted earnings per
             share-income (loss)
             available to common       ($3,161,661)   $123,957   $5,400,714
             stockholders

          Denominator:
           Denominator for basic
           earnings per share-
           weighted-average shares       6,394,877   5,906,433    5,829,924

           Effect of dilutive
            securities:                          -     247,933      195,199
           Employee stock options
           Denominator for diluted
           earnings per share-
           adjusted weighted-average
           shares and assumed            6,394,877   6,154,366    6,025,123
           conversions

           Basic earnings (loss) per
           share                         $   (0.49)  $    0.02    $    0.93

           Diluted earnings (loss)
           per share                     $   (0.49)  $    0.02    $    0.90

         NOTE C - INVESTMENTS
         Investments - The Company accounts for its investments in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115). SFAS 115 requires companies to classify their investments as either held-to-maturity or available-for-sale. Held-to-maturity securities represent those securities that the Company has both the positive intent and ability to hold to maturity and are carried at amortized cost. Available-for-sale securities represent those securities that do not meet the classification of held-to-maturity, are not actively traded and are carried at fair value. Unrealized gains and losses on these securities are excluded from earnings and are reported as a separate component of stockholders equity, net of applicable taxes, until realized.

         The market value and scheduled maturities of investments at November 30, 1998 are as follows:

          1998                               Market Value
          ----                                ----------
          Available-for-sale
          Due in 1 year or less:
          U.S. Government
           and Agencies Bonds                 $  280,000
          Municipal Bonds                      5,788,358

          Due in 1-5 years:
          Municipal Bonds                      2,264,381
                                              ----------
          Total                               $8,332,739
                                               =========

         In November of 1998, the Company purchased investments in debt securities. These investments are classified as available-for-sale and are therefore carried at fair value. Due to the timing of the purchase of these investments, there were no gross unrealized gains and losses.

         During the fourth quarter of 1997, the Company had sold all its existing available-for-sale and held-to-maturity securities. Gross realized gains and losses had been included in earnings and all previously recorded unrealized gains and losses had been reversed as a separate component of stockholders equity. The gross proceeds from the sale of available-for-sale preferred stock were $1,048,205 with a gross realized gain of $8,697. The gross proceeds from the sale and call of held-to-maturity municipal bonds were $1,794,340 with a gross realized gain of $16,031. For the purpose of determining the gross realized gains and losses, the cost of securities sold was based upon specific identification.

         NOTE D - INVENTORIES
         Inventories are stated at the lower of cost (first-in, first-out method) or market.

         Inventories (in thousands) consist of the following:

                                             November 30,

                                       1998             1997
                                      ------           ------
          Finished Goods             $10,282           $9,325
          Raw Materials                5,263            5,559
          Reserve for Obsolescence    (3,926)          (2,085)
                                      ------           ------
             Total                   $11,619          $12,799
                                      ======           ======

         NOTE E - INCOME TAXES
         The components of deferred income taxes (in thousands) are as follows:
                                                    November 30,
                                                   1998      1997
                                                  ------    ------
          Deferred tax assets:
           Inventories                            $1,453      $970
           Allowance for doubtful accounts           288       235
           Accrued expenses                          453       319
           Foreign subsidiary net operating
            loss carry forward                       240       130
           Other                                      50         8
                                                  ------    ------
                                                  $2,484    $1,662
          Less valuation allowance                  (240)     (130)
                                                  ------    ------
                                                  $2,244    $1,532
          Deferred tax liabilities:
           Property and equipment                  ($791)    ($422)
           Other                                     (15)        -
                                                  ------    ------
                                                   ($806)    ($422)

          Deferred tax assets and liabilities
           are classified as follows:
          Current deferred tax assets             $2,229    $1,530
          Noncurrent deferred tax liability         (791)     (440)
                                                  ------    ------
                                                  $1,438    $1,090
         Income tax expense (benefit)
          (in thousands) is comprised
          of the following:

                                         Year Ended November 30,
                                         1998      1997     1996
                                        -----     -----    -----
             Current
              Federal                 ($1,173)     $212   $3,282
              State                      (186)       33      319
             Deferred
              Federal                     (86)       29     (590)
              State                      (262)        -        -
                                        -----     -----    -----
                                      ($1,707)     $274   $3,011

         Reconciliation of income taxes computed at the Federal statutory rate and income tax expense (benefit) is as follows:

                                            Year End November 30,
                                           1998      1997      1996
                                           ----      ----      ----
          Federal statutory rate          (34.0%)    34.0%     34.0%
          State                            (3.7)      5.5       2.5
          Unbenefitted foreign losses       2.1      28.9        .7
          Other                              .5        .5      (1.4)
                                           ----      ----      ----
          Effective tax rate              (35.1%)    68.9%     35.8%

         NOTE F - LINE OF CREDIT
         The Company has an unsecured line of credit of $15,000,000 primarily to be used for expansion and for operating cash when needed for the business. The interest rate is based on a LIBOR rate plus a spread that adjusts with the debt ratio. The weighted average interest rates for 1998 and 1997 were 6.99% and 6.85%, respectively. A commitment fee of .25% is paid quarterly based on the unused portion of the line of credit. The outstanding balance at November 30, 1998 was $7,600,000 and was classified as short term; the outstanding balance at November 30, 1997 was $1,200,000 and classified as long term. The expiration date is November 30, 1999. Under this line of credit, the
         Company is required to meet covenants related to certain financial ratios on a quarterly basis and an annual capital expenditures limitation. Also, this line of credit is potentially secured by certain assets of the Company based on the calculation of one of the financial ratios. Primarily as a result of the expansion strategy currently in place and non-cash inventory write-downs, the Company did not achieve one of the financial covenants for the quarters ending August 31, 1998 and November 30, 1998. The Company and the lender entered into an agreement until April 16, 1999 whereby the lender has agreed to forbear based upon the Company's representation that the Company is pursuing alternative arrangements. The maximum amount of credit currently available under this line of credit is $6,000,000 - the balance at February 24, 1999. All borrowings under this line of credit are deemed to be at fair value due to the short-term nature of the interest rates charged.

         The Company has a secured term loan outstanding at November 30, 1998 in the amount of $1,400,000. This loan has a maximum borrowing amount of $2,900,000. The Company borrowed $1,500,000 in December 1998 against this term loan taking the outstanding amount to the maximum of $2,900,000. This is a five year loan bearing a fixed rate of interest of 7.72% with a ten year amortization. Monthly payments are $31,125 including principal and interest for 60 months with a balloon payment of $2,008,000 due on December 3, 2003. This loan has two covenants related to certain financial ratios on a quarterly basis, of which the Company was in compliance at November 30, 1998. Certain assets of the Company secure this line of credit. This debt is at fair value given the timing of when this loan was secured.

         As of November 30, 1998, the Company did have funds in excess of its total borrowings including $11,497,000 in cash, marketable securities and investments.

         In 1998, the Company committed to a three year non-cancellable capital lease for computer related hardware and software. Assets under capital leases are capitalized using interest rates appropriate at the inception of the lease.

         NOTE G - COMMITMENTS AND CONTINGENCIES
         At November 30, 1998, the Company and subsidiaries were committed under non-cancellable operating leases, principally for six buildings, equipment and automobiles. U.S. building leases expire in 1999. Two principal leases may be extended for five years at the fair market rental rate in effect at that time. Building leases in Taiwan, Canada and Hong Kong expire in 2000, 2001, and 2003, respectively.


          Fiscal Year                              Capital     Operating
                                                    Leases       Leases
                                                     -----       ------
          1999                                        $151       $2,791
          2000                                         151        1,975
          2001                                         126          778
          2002                                                      447
          2003                                                      250
                                                     -----       ------
          Total minimum lease payments                 428        6,241

           Less:  Amount representing estimated
                  taxes and maintenance costs
                  included in total minimum lease
                  payments                              70
                                                      ----
          Net minimum lease paymentsLess:              358
           Amount representing interest                 22
                                                      ----
          Present value of net minimum
           lease payments                              336
          Current portion                              114
                                                      ----
          Long-term capitalized lease
           obligations                                $222
                                                      ====

         Assets recorded under capital leases are included in property, plant, and equipment, as follows (in thousands):


                                                 November 30,
                                               1998         1997

          Office furniture and equipment        354            -
          Less accumulated amortization          20            -
                                                ---          ---
          Net capital lease assets              334            -
                                                ===          ===

         Rental expense (in thousands) is as follows:

          Year Ending November 30,
               1998 ...................$2,741
               1997 ..................  1,918
               1996 ..................  1,809

         In 1998, the Company committed to a three year non-cancellable capital lease for computer related hardware and software. Assets under capital leases are capitalized using interest rates appropriate at the inception of the lease.

         In December 1998, the Company signed a five year contract to buy Manapol[R], a nutraceutical raw material, from Caraloe, Inc. a consumer products subsidiary of Carrington Laboratories, Inc. of Irving, Texas. The contract for the nutraceutical Manapol[R] requires total minimum raw material purchase and royalty payments of $4.5 million during the five years.



         NOTE H - CAPITAL STOCK
         The Company is authorized to issue 1,000,000 shares of $.10 par value preferred stock with voting powers and other special rights or restrictions, if any, to be determined by the Board of Directors at the time of issuance.

         The Company has 1,196,000 shares of common stock reserved for future issuance under its stock option plans.

         On August 3, 1998, the Company completed a private equity placement where 1,200,000 shares of common stock were issued in exchange for $9,912,000 in cash. The shares were sold to Jim Sowell Construction Company, Inc., an affiliate of Sowell & Company, a Dallas based firm with real estate operations and investment holdings.

         As of November 30, 1998, the Company had purchased a total of 3,708,800 shares of its common stock pursuant to a plan approved by the Board of Directors to acquire up to 4,708,800 shares.

         Four quarterly dividends were paid during 1998, 1997 and 1996. The aggregate totals and per share amounts for each year respectively were $2,644,000 or $.42, $2,483,000 or $.42, and
         $2,442,000 or $.42.

         NOTE I - STOCK OPTIONS AND EMPLOYEE BENEFIT PLANS
         The Company has three stock option plans covering key employees and non-employee directors.

         The 1996 Incentive Stock Option Plan permits the issuance of incentive stock options to employees of the Company to purchase up to 130,000 common shares of the Company. Specific terms of the options will be determined by the Compensation Committee of the Board of Directors; however, no options may be granted for less than the fair market value of the common stock nor for terms exceeding ten years. The options vest 20% each year beginning one year after the grant date and expire ten years from the date of grant.

         The 1996 Non-Qualified Stock Option Plan permits the issuance of non-qualified stock options to key persons of the Company to purchase up to 340,000 common shares of the Company. Pursuant to this plan, options may be granted at prices to be determined by the Compensation Committee of the Board of Directors of the Company. The option period may not terminate later than ten years from the date the option is granted; the option vesting period begins after one year from the date of grant to any time after five years from date of grant. The options vest 20% per year beginning one year after the grant date and expire ten years from the date of grant.

         The 1998 Special Stock Option Plan provides for issuance of stock options to nonemployee directors of the Company to purchase up to 59,000 common shares of the Company. The number of options to be granted under this plan is determined by a formula specified within the plan and the exercise price must be at least equal to the fair market value of the common shares of the Company on the date of grant of the option. All options will expire ten years from the date of grant and no option is exercisable until one year from the date of grant.

         The following tables summarize the related activity and status of the Company's three stock option plans as of November 30, 1996, 1997 and 1998:

                                              INCENTIVE PLAN

                               Shares Under                   Weighted
                                 Option       Option Price    Average
                                 (000's)         Range        Exercise
                                                                Price
                                  -----          -----          -----
      Outstanding at
      November 30, 1995             286      $3.28-$17.50       $10.72
       Granted                       68      $8.00-$9.50         $8.47
       Exercised                    (41)     $4.89-$8.50         $5.94
       Cancelled                    (24)     $7.50-$14.67       $11.04

      Outstanding at
      November 30, 1996             289      $3.28-$9.50*        $8.56
       Granted                        5            $9.75         $9.75
       Exercised                    (45)     $3.28-$9.50         $7.84
       Cancelled                    (23)     $8.00-$9.50        $11.27

      Outstanding at
      November 30, 1997              22       $4.89-$9.75        $8.70

      Exercisable at
      November 30, 1997             132                -         $8.68

       Granted                       55       $5.75-$8.13        $8.03
       Exercised                     (2)            $5.00        $5.00
       Cancelled                    (12)      $6.11-$9.25        $8.09

      Outstanding at
      November 30, 1998             267           $5.75**        $5.75

      Exercisable at
      November 30, 1998             156                          $5.75

      Available to Grant at
      November 30, 1998              21

      Weighted Average
      Remaining
      Contractual Life of
      Options Outstanding at
      November 30, 1998               6

                                              NON-QUALIFIED PLAN

                               Shares Under                      Weighted
                                  Option       Option Price       Average
                                 (000's)          Range          Exercise
                                                                   Price

          Outstanding at
          November 30, 1995        508        $3.56-$17.50         $11.02
           Granted                   -             -                  -
           Exercised                (1)       $7.75-$8.50           $8.13
           Cancelled                (2)       $7.75-$11.00         $10.00

          Outstanding at
          November 30, 1996        505        $3.56-$17.50*        $10.64
           Granted                   -             -                  -
           Exercised                (8)       $7.75-$9.25           $8.38
           Cancelled                (5)       $7.75-$8.50           $8.21

          Outstanding at
          November 30, 1997        492        $3.56-$17.50         $10.70

          Exercisable at
          November 30, 1997        439             -               $10.96
           Granted                 318        $5.75-$8.75           $7.35
           Exercised               (23)             $3.56           $3.56
           Cancelled                (3)       $8.13-$9.25           $8.61

          Outstanding at
          November 30, 1998        784              $5.75**         $5.75

          Exercisable at
          November 30, 1998        550                              $5.75

          Available to
          Grant at
          November 30, 1998         24

          Weighted Average
          Remaining
          Contractual Life of
          Options Outstanding at
          November 30, 1998          7

                                              SPECIAL PLAN

                              Shares                        Weighted
                               Under     Option Price        Average
                              Option            Range       Exercise
                              (000's)                          Price

          Outstanding at
          November 30, 1995        261        $3.28-$14.25          $7.04
           Granted                  15        $8.00-$9.50           $9.24
           Exercised                 -             -                  -
           Cancelled                 -             -                  -

          Outstanding at
          November 30, 1996        276        $3.28-$14.25          $7.18
           Granted                   6              $14.63         $14.63
           Exercised               (63)       $3.28-$10.67          $5.46
           Cancelled                (7)      $13.00-$14.25         $13.89

          Outstanding at
          November 30, 1997        212        $3.28-$14.63          $7.68

          Exercisable at
          November 30, 1997        206             -                $7.47
           Granted                   -             -                  -
           Exercised               (67)              $3.28          $3.28
           Cancelled                 -             -                  -

          Outstanding at
          November 30, 1998        145        $4.89-$14.63          $9.73

          Exercisable at
          November 30, 1998        145                              $9.73

          Available to
          Grant at
          November 30, 1998         59

          Weighted Average
          Remaining
          Contractual Life of
          Options Outstanding at     3
          November 30, 1998


         * In January 1996, 204,070 stock options with a price range of $10.00 to $17.50 were repriced to the current fair market value price of $9.25.

         ** In October 1998, 920,425 stock options with a price range of $6.67 to $9.75 were repriced to the current fair market value price of $5.75.

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

         As required by SFAS 123, pro forma net income and earnings per share impact from granted options have been determined for disclosure purposes. The amounts reported do not necessarily reflect the effects of this statement on future net income or earnings per share. The fair value of employee stock options have been estimated using the Black-Scholes option pricing model. The following table summarizes the weighted average assumptions used for 1998, 1997 and 1996:


                                             1998       1997        1996

          Volatility                         42.1%      36.0%       29.8%

          Risk Free Rate                  4.7-4.9%      5.9%-   5.8%-6.2%
                                                         6.1%
          Dividend Yield                      7.0%       3.8%   4.4%-5.3%

          Expected Life in Years                 5          5           6

          Weighted Average Grant Date        $1.23      $3.48       $1.98
            Fair Value

          Net Income (loss):

          As Reported                     ($3,162)       $124      $5,401

          Pro Forma                       ($3,659)        $66      $5,174

          Net Income (loss) per Common
          Share:
          As Reported                       ($.49)       $.02        $.90

          Pro Forma                         ($.57)       $.01        $.86


         The BeautiControl Cosmetics, Inc. 401(k) Plan allows for both the Company and eligible employees to contribute. Eligible employees include those over 21 years of age who have been employed with the Company a minimum of six months. Company contributions are voluntary and at the discretion of the Board of Directors of the Company. The Company's contribution expense for the years ended November 30, 1998, 1997 and 1996 was $181,000, $150,000 and
         $111,000, respectively.

         NOTE J - RELATED PARTY TRANSACTIONS
         During 1996, the Company contracted with a member of the Board of Directors to provide consulting services to the Company. The
         Company paid $82,550 under this agreement which ended in May, 1996.

         NOTE K - UNAUDITED QUARTERLY OPERATING RESULTS OPERATING RESULTS
         Unaudited   quarterly  operating  results  for  the  years  ended
         November 30, 1998 and 1997 (in thousands) are as follows:

                                    First      Second      Third      Fourth
                                  Quarter     Quarter    Quarter     Quarter
                                   ------      ------    ------       ------
      1998:
      Net sales                   $16,540     $21,603   $16,611      $17,409
      Gross profit                 12,739      14,905    11,054       11,832
      Net income (loss)               994           9    (2,498)     (1,666)
      Net income (loss) per
      common share basic            $0.17       $0.00    $(0.39)     $(0.23)
      Net income (loss) per
      common share-assuming
      dilution                      $0.17       $0.00    $(0.39)     $(0.23)

      1997:
      Net sales                   $16,052     $19,908   $17,306      $16,155
      Gross profit                 12,146      14,666    12,819       10,785
      Net income (loss)               979       1,061       184      (2,100)
      Net income (loss) per
      common  share basic           $0.17       $0.18     $0.03      $(0.35)
      Net income (loss) per
      common share-assuming
      dilution                      $0.16       $0.17     $0.03      $(0.35)


         During 1998, charges to net income in the third and fourth quarters were predominantly caused by the timing of expenses related to inventory write-offs and costs related to business expansion efforts. 1997 fourth quarter losses were primarily due to Asian expansion and start-up costs.

     BEAUTICONTROL COSMETICS, INC. AND SUBSIDIARIES
     SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
     FOR THE YEARS ENDED November 30, 1996, 1997, AND 1998

                                    Balance at  Additions                     Balance at
                                    Beginning   Charged to Costs               End of
 Description                        of Period   and Expenses      Deductions   Period
                                   ---------   ---------           -------    ---------
 Allowance for doubtful accounts
  deducted from accounts receivable
  in the balance sheet

 November 30, 1996                $  324,497  $  234,258          $ 70,943   $  487,812
 November 30, 1997                   487,812     368,507           197,926      658,393
 November 30, 1998                   658,393     198,093            97,619      758,867

 Reserve for inventory
  obsolescence deducted from
  inventories in the balance sheet

 November 30, 1996                $1,639,690  $  490,540          $863,527   $1,266,703
 November 30, 1997                 1,266,703   1,327,118           509,207    2,084,614
 November 30, 1998                 2,084,614   2,703,404           861,981    3,926,037

         Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

         Not Applicable.


         Part III

         Item 10.  Directors and Executive Officers of the Registrant.

         The information relating to the Company's directors, nominees for directors, and executive officers set forth under the headings "Election of Directors" and "Directors and Executive Officers" on pages 3 through 5 of the Company's definitive Proxy Statement filed in connection with the 1999 Annual Meeting of Stockholders is incorporated herein by reference.

         Item 11.  Executive Compensation

         The information relating to executive compensation set forth under the heading "Executive Compensation" on pages 6 through 9 of the Company's definitive Proxy Statement filed in connection with the 1999 Annual Meeting of Stockholders is incorporated herein by reference.

         Item  12.    Security  Ownership of Certain Beneficial Owners and
         Management.

         Information concerning the security ownership of certain beneficial owners and management set forth under the heading "Security Ownership of Principal Stockholders and Management" on pages 1 through 3 of the Company's definitive Proxy Statement filed in connection with the 1999 Annual Meeting of Stockholders is incorporated herein by reference.

         Item 13.  Certain Relationships and Related Transactions.

         Not applicable.

         Part IV

         Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

         (a) (1) and (2) Financial Statement and Schedules

          The following consolidated financial statements of BeautiControl Cosmetics, Inc. and Subsidiaries are filed herewith:

             Consolidated Statements of Income for the years ended November 30, 1998, 1997 and 1996.

             Consolidated Balance Sheets as of November 30, 1998 and 1997.

             Consolidated Statement of Changes in Stockholders Equity for the three years ended November 30, 1998.

             Consolidated Statements of Cash Flows for the years ended November 30, 1998, 1997 and 1996.

             Notes to Consolidated Financial Statements

             Report of Independent Auditors

             Schedule II - Valuation and Qualifying Accounts and Reserves for the years ended November 30, 1996, 1997 and 1998.

         Except for Schedule II listed above, all schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under related instructions, are not applicable or not material or the information required therein is included elsewhere in the financial statements


         (3)  Exhibits.

         The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as a part of this report and such
         Exhibit Index is hereby incorporated by reference.

         (b)Reports on Form 8-K

         The Company has filed no reports on Form 8-K during the fourth quarter of the year ended November 30, 1998.

         SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         February 26, 1999                   BEAUTICONTROL COSMETICS, INC.
                                             (Registrant)

         By: /S/ RICHARD W. HEATH
         President and Chief
         Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         /S/ RICHARD W. HEATH President Chief Executive February 26, 1999
             Richard W. Heath  Officer and Director


         /S/ JINGER L. HEATH Chairman of the Board and February 26, 1999
             Jinger L. Heath   Director


         /S/ J. ROBERT WARD-BURNS Executive Vice-President February 26, 1999
             J. Robert Ward-Burns Chief Operating Officer and Director


         /S/ M. DOUGLAS TUCKER Senior Vice President-Finance February 26, 1999
             M. Douglas Tucker Principal Financial and Accounting Officer


         /S/ CHARLES M. DIKER Director February 26, 1999
             Charles M. Diker


         /S/ ROBERT S. FOLSOM Director February 26, 1999
             Robert S. Folsom


         /S/ JOSEPH M. HAGGAR, III Director February 26, 1999
             Joseph M. Haggar, III


         /S/ DENISE ILITCH, Director February 26, 1999
             Denise Ilitch


         /S/ A. STARKE TAYLOR, JR. Director February 26, 1999
             A. Starke Taylor, Jr.


         /S/ JOEL T. WILLIAMS, JR. Director February 26, 1999
             Joel T. Williams, Jr.

                      BEAUTICONTROL COSMETICS, INC. AND SUBSIDIARIES
                             INDEX TO EXHIBITS

         Exhibit
         Number                    Exhibit

         3.1 Restated Certificate of Incorporation dated February 22, 1986 (Filed with the Securities and Exchange Commission as Exhibit 3.1 to the Company's Registration Statement on Form S-8, Registration No. 333-17479, and incorporated herein by reference).

         3.2 Certificate of Amendment to Restated Certificate of Incorporation dated
                      April 7, 1987 (Filed with the Securities and Exchange Commission as Exhibit 3.2 to the Company's Registration Statement on Form S-8, Registration No. 333-17479, and incorporated herein by reference).

         3.3 Certificate of Amendment to Restated Certificate of Incorporation dated
                      April 3, 1992. (Filed with the Securities and Exchange Commission as Exhibit 3.3 to the Company's Registration Statement on Form S-8, Registration No. 333-17479, and incorporated herein by reference).

         3.4 By-laws of the Registrant as amended on March 21, 1991. (Filed with the Securities and Exchange Commission as Exhibit 3.4 to the Company's Registration Statement on Form S-8, Registration No. 333-17479, and incorporated herein by reference).

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

         10.17        BeautiControl Cosmetics, Inc. 1996 Incentive
                      Stock Option Plan. (Filed with the Securities and Exchange Commission on December 9, 1996 with the Company's Registration Statement on Form S-8, Registration No. 333-17479 and incorporated herein by reference.)

         10.18 BeautiControl Cosmetics, Inc. 1996 Non-Qualified Stock Option Plan. (Filed with the Securities and Exchange Commission on December 9, 1996 with the Company's Registration Statement on Form S-8, Registration No. 333-17479 and incorporated herein by reference.)

         10.19        Sublease agreement by and between Chadrach, Inc.
                      d/b/a Dallas Moving Systems and BeautiControl Cosmetics, Inc. dated May 30, 1997.

         10.20 Lease agreement by and between Te Chan Co. and BeautiControl Taiwan, Inc. dated August 1,1997.

         10.21* Lease agreement by and between Perfect WIN Properties Limited and BeautiControl Hong Kong, Inc. dated December 1, 1998.

         10.22* Supply agreement dated December 3, 1998 by and between Caraloe, Inc. and Eventus International, Inc.

         10.23*       BeautiControl  Cosmetics, Inc. 1998 Special Stock
                      Option Plan.

         21*          Subsidiaries of BeautiControl Cosmetics, Inc.

         23.1*        Consent of Independent Auditors

         23.2*        Consent of Independent Auditors

         27*          Financial Data Schedule

         *  Filed herewith