Form 10-Q
period 1999-02-28
BEAUTICONTROL COSMETICS INC
filed 1999-04-14
CIK 788330

FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549


           X           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934

                       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934


      For Quarter Ended February 28, 1999     Commission File Number    0-14449

                              BeautiControl Cosmetics, Inc.

                  (Exact name of registrant as specified in its charter)


                 Delaware                                 75-2036343
        (State or other jurisdiction of         (I.R.S. Employer Identification
        incorporation or organization)          number)


                           2121 Midway, Carrollton, TX  75006

               (Address including zip code of principal executive offices)

                                       972/458-0601

                   (Registrant's telephone number including area code)

        Indicated below is the number of shares outstanding of each class of the registrant's common stock, as of April 5, 1999.


      Title of Each Class of Common Stock          Number of Shares Outstanding
          Common Stock, $0.10 par value                   7,231,448 shares
       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
       Yes     X         No

                              PART 1. FINANCIAL INFORMATION

        Item 1.  Financial Statement

              Index to BeautiControl Cosmetics, Inc. Consolidated Financial Statement



                                                                 Page

        Balance Sheet                                             3-4

        Statements of Income                                        5

        Statements of Cash Flows                                    6

        Notes to Financial Statements                            7-10

                      BEAUTICONTROL COSMETICS, INC. AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS
                                          ASSETS
                                                  February 28,  November 30,
                                                     1999           1998
                                                  (Unaudited)
      CURRENT ASSETS
         Cash and cash equivalents               $   162,838   $ 3,164,573
         Short-term investments                    5,613,022     6,068,358
         Accounts receivable-net of
           allowance for doubtful accounts
           of $785,300 and $758,900 at
           February 28, 1999 and
           November 30, 1998, respectively         1,275,866       738,147
         Inventories
           Raw materials                           5,781,567     4,508,549
           Finished goods                          6,539,459     7,110,630
                                                  12,321,026    11,619,179
         Deferred income taxes                     2,229,350     2,229,350
         Prepaid expenses                            986,816       735,080
         Income tax receivables                    1,716,941     1,980,566
         Other current assets                        292,890       442,232

         Total current assets                     24,598,749    26,977,485


      PROPERTY AND EQUIPMENT, AT COST             26,896,993    25,683,215
       LESS ACCUMULATED DEPRECIATION
       AND AMORTIZATION                           16,008,744    15,464,683
                                                  10,888,249    10,218,532

      OTHER ASSETS
         Cost in excess of net tangible
           assets, acquired, net of
           amortization of $911,400 and
           $894,800 at February 28, 1999 and
           November 30, 1998, respectively         1,739,926     1,756,497
         Investments                               1,823,669     2,264,381
           Other, net of amortization of
            $575,100 and $571,800 at February
            28, 1999 and November 30, 1998,
            respectively                             750,065       798,933

         Total assets                            $39,800,658   $42,015,828

      The accompanying notes are an integral part of these statements.

                      BEAUTICONTROL COSMETICS, INC. AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS
                           LIABILITIES AND STOCKHOLDERS' EQUITY

                                           February 28,  November 30,
                                                1999          1998
                                            (Unaudited)
      CURRENT LIABILITIES
         Accounts payable - trade          $ 3,645,886      $ 3,668,942
         Current maturities of long-term
          debt                               6,179,283        7,779,283
         Sales tax payable                     512,195          601,588
         Accrued commissions and awards      2,207,105        2,201,224
         Accrued compensation                  446,642          373,981
         Accrued property taxes                426,098          689,991
         Accrued other taxes                   162,131          144,033
         Other accrued liabilities           1,112,282          875,417
         Deferred income                       584,527          986,876
         Total current liabilities          15,276,149       17,321,335

      DEFERRED INCOME TAXES                   791,647          791,647

      LONG TERM BORROWINGS                  2,696,947        1,220,717
      OTHER LONG-TERM OBLIGATIONS             219,322          243,553

      COMMITMENTS & CONTINGENCIES                   -                -

      STOCKHOLDERS' EQUITY
        Preferred stock
          Authorized - 1,000,000 shares,
          $.10 par value
          Issued and outstanding - none             -                -
        Common stock
          Authorized - 20,000,000
          shares, $.10 par value
          Issued - 10,940,248 and
          10,928,998 shares at
          February 28, 1999 and
          November 30, 1998, respectively   1,094,025        1,092,900
        Capital in excess of par value     23,888,718       23,831,555
        Retained earnings                  26,794,357       28,413,712
        Accumulated other comprehensive
          income                              (55,313)           5,603
                                           51,721,787       53,343,770
        Less cost of 3,708,800 common
          shares held in treasury at
          February 28, 1999 and November
          30, 1998                         30,905,194       30,905,194
                                           20,816,593       22,438,576
         Total liabilities and
          stockholders' equity            $39,800,658      $42,015,828

      The accompanying notes are an integral part of these statements.

                      BEAUTICONTROL COSMETICS, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF INCOME
                                       (Unaudited)
                                              Three Months Ended
                                       February 28,     February 28,
                                           1999          1998
        Sales                           $16,808,135    $16,540,035

        Cost of goods sold                4,080,027      3,800,361

          Gross profit                   12,728,108     12,739,674

        Selling expenses                  8,680,259      7,769,061

        General and administrative
        expenses                          5,238,404      3,447,005
                                         13,918,663     11,216,066

          Income (loss) from operations  (1,190,555)     1,523,608

        Other income and expenses
          Interest income                    95,252         12,746
          Other, net                       (171,387)        (9,564)
                                            (76,135)         3,182

          Income (loss)before income
          taxes                          (1,266,690)     1,526,790

        Income taxes                       (417,169)       532,995


        Net income (loss)                 ($849,521)      $993,795

          Net income (loss) per common
          share - basic                      ($0.12)         $0.17

        Weighted average common shares    7,229,448      5,940,648

          Net income (loss) per common
          share   -  assuming dilution       ($0.12)         $0.17

        Weighted average common and
        common  equivalent shares         7,229,448      6,016,992

      The accompanying notes are an integral part of these statements.

                    BEAUTICONTROL  COSMETICS, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Increase (Decrease) in Cash and Cash Equivalents
                                      (Unaudited)
                                               Three Months Ended
                                           February 28, February 28,
                                              1999         1998
           Net cash provided by (used in)
            operating activities           ($1,720,497) ($3,918,768)

      Cash flows from investing
       activities:
         Proceeds from sale of
          investments                        1,500,000            -
         Purchase of property and
          equipment                         (1,213,778)    (417,205)
         Purchase of investments              (699,921)           -
         Increase in other assets              (11,481)     (43,276)

           Net cash provided by (used
            in) investing activities          (425,180)    (460,481)

      Cash flows from financing
       activities:
         Proceeds from issuance of common
          stock                                 55,001      455,085
         Long-term borrowings                1,476,230    3,900,000
         Payment on long-term debt          (1,600,000)           -
         Principal payments under capital
          lease obligation                     (27,986)           -
         Dividends paid                       (759,303)    (622,482)

           Net cash provided by (used
            in) financing activities          (856,058)   3,732,603

      Net increase (decrease) in cash and
       cash equivalents                     (3,001,735)    (646,646)

      Cash and cash equivalents at the
       beginning of the period               3,164,573      720,087

      Cash and cash equivalents at the
       end of the period                      $162,838      $73,441

      Supplemental cash flow information:
       Income tax refund                     ($690,000)   ($779,000)
       Interest paid                          $127,000      $57,000

      The accompanying notes are an integral part of these statements.

          BEAUTICONTROL COSMETICS, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          QUARTERS ENDED February 28, 1999 AND February 28, 1998

          Note 1 - Basis of Presentation

          In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position as of February 28, 1999 and November 30, 1998 and the results of operations and cash flows for the three months ended February 28, 1999 and February 28, 1998. The results for the three months ended February 28, 1999 are not necessarily indicative of the results for the year.

          While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes included in the Company's annual report on Form 10-K for the year ended November 30, 1998.

          Note 2 - Earnings Per Share

          Net income per share is accounted for under the provisions of Financial Accounting Standards No. 128 which requires companies to present basic earnings per share including weighted average number of common shares outstanding and, if applicable, diluted earnings per share which includes common equivalent shares outstanding. The following table sets forth the computation of basic and diluted earnings (loss) per share:

                                         Three Months Ended
                                     February 28,    February 28,
                                          1999           1998
          Numerator:
           Net income -
             Numerator for basic
             and diluted earnings
             (loss) per share -
             income available to
             common stockholders       ($849,521)      $993,795
          Denominator:
            Denominator for basic
            earnings (loss) per
            share - weighted-
            average shares             7,229,448      5,940,648

            Effect of dilutive
            securities:
             Employee stock options            -         76,344

          Denominator for diluted
             earnings (loss) per
            share -- adjusted
            weighted - average
            shares and assumed
            conversions                 7,229,448     6,016,992

            Basic earnings (loss)
            per share                      ($0.12)        $0.17

            Diluted earnings (loss)
            per share                      ($0.12)         $0.17

          Note 3 - Line of Credit

          The Company has an unsecured line of credit of $15,000,000 primarily to be used for expansion and for operating cash when needed for the business. The interest rate is based on LIBOR plus a spread that adjusts with the debt ratio. The weighted average interest rates for the first quarter of 1999 and for 1998 were 6.76% and 6.99%, respectively. After a pay down of $1,600,000 by the Company, the amount of credit currently available under the line of credit is $6,000,000. Primarily as a result of the Company's expansion strategy and non-cash inventory write-downs, the Company did not achieve one of the financial covenants for the quarters ending August 31, 1998, November 30, 1998 and February 28, 1999. The Company and the lender entered into an agreement until May 17, 1999 whereby the lender has agreed to forbear based upon the Company s representation that the Company is pursuing alternative financing.

          The Company has a secured term loan with outstanding balances of $2,900,000 and $1,400,000 at February 28, 1999 and November 30,
          1998, respectively. The loan has a maximum borrowing amount of $2,900,000 and is a five year loan bearing a fixed rate of interest of 7.72% with a ten year amortization. Monthly payments are $31,125 including principal and interest for 60 months with a balloon payment of $2,008,000 due on December 3, 2003. This loan has two covenants related to certain financial ratios calculated on a quarterly basis with which the Company was in compliance at February 28, 1999 and November 30, 1998. Certain assets of the Company secure this loan.

          Note 4 - Reclassifications

          Certain amounts for prior periods may have been reclassified to conform to current period presentation.

          Note 5 - Inventories

          Inventories (in thousands) consist of the following:
                                        February 28,   November 30,
                                            1999           1998
           Finished Goods                  $ 9,565        $10,282

           Raw Materials                     6,155          5,263
           Reserve for Obsolescence         (3,399)        (3,926)

           Total                           $12,321        $11,619

          Note 6 - Comprehensive Income

          In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS 130). SFAS 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Under existing accounting standards, other comprehensive income shall be classified separately into foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The Company adopted SFAS 130 on December 1, 1998. The components of comprehensive income and related tax effect for the months ended February 28, 1999 and 1998 are as follows:

                                         Three Months ended
                                            February 28,
                                         1999        1998
           Net income (loss)          ($849,521)   $993,795

           Other comprehensive
           income (loss)

             Change in Cumulative
           Translation Adjustment       (30,973)    (92,223)

           * Change in unrealized
           gains and losses on
           investments in debt
           securities                   (40,474)          -

             Related tax effect          10,531       31,356

           Comprehensive income       ($910,437)    $932,928
           (loss)

        * The Company's investment holdings include tax exempt debt securities, therefore there is no tax effect computed on related gains and losses.

          Note 7 - New Accounting Standards

          In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS
          131). SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company adopted SFAS 131 effective December 1, 1998. Currently, the Company anticipates that only the results of its international operations and subsidiaries, in the event they become material, may be required to be separately disclosed from U.S. base operations under the reporting guidelines of SFAS 131.

          Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

          During the first quarter of 1999, the Company continued its focus on business expansion. For the base U.S. business and Taiwan operations, the Fast Track Bonus Plan was introduced to the Company s Consultants, Directors and Distributors. This new compensation plan provides immediate income opportunities in addition to a structured training program that allows Consultants to participate by compensating them to conduct the training seminars.

          In late January, the Company began operations through its new subsidiary, Eventus International, Inc. This new subsidiary will allow the Company to broaden its U.S. business into the network marketing segment of the direct selling industry. Eventus International, Inc. offers nutritional supplement products known as nutraceuticals. Its premier product, Veraloe Plus , with proprietary Veraloe Complex and patented Manapol help build the body s immunity. In addition, products and services provided by this subsidiary will support an individualized, preventive approach to health care based on an individual s cultural heritage and specific health needs.

          On March 1, the Company's Hong Kong branch began operations. This new geographic segment represents the Company's second branch opening in the Asia Pacific market.

          Results of Operations

          Quarters  Ended February  28, 1999  and February  28, 1998.   Net
          sales for  the first   quarter increased  1.6% to  $16,808,135 in
          1999 compared with $16,540,035 in 1998.

          Gross profit margins for the first quarter of 1999 were 75.7% compared with 77.0% in 1998. The decrease in profit margins was affected by the accounting of factory overhead into cost of goods sold due to production volumes in the first quarter of 1999 compared with 1998. For the quarter, factory overhead was an additional 1.7% of net sales in 1999 compared to 1998. Excluding the impact of these costs, overall profit margins experienced a modest increase over prior year.

          Selling, general and administrative expenses as a percent of sales increased to 82.8% in 1999 from 67.8% in 1998. The increase in costs is largely due to the addition of two new businesses, Eventus International, Inc. and Hong Kong and related start-up costs. Total expansion costs were $1,849,000 or 11.6% of sales in 1999, compared to $653,000 or 4.2% of sales in 1998. In addition, certain overhead expenses incurred during the first quarter of 1999 caused an increase in selling, general and administrative expenses by $830,000 compared with 1998.

          Other income and expense decreased to ($76,135) in 1999 from $3,182 in 1998 due to additional interest expense resulting from investment in new business expansion noted above.

          As a result of the above, the net financial result during the first quarter of 1999 was ($849,521) or ($.12) per common share compared with net income of $993,795 or $.17 per common share in 1998.

          Liquidity and Capital Resources

          Working Capital decreased $333,600 to $9,323,000 at February 28, 1999 from $9,656,000 at November 30, 1998. Total cash and short-term investments combined decreased by $3,457,000 during the first quarter of 1999 due to funding requirements needed for domestic and international expansion. In addition, the Company paid down its line of credit in February by $1,600,000. Net inventory levels increased during the first quarter of 1999 by $702,000 due to the start-up Eventus International, Inc. and the Hong Kong branch. Accounts receivable increased by $538,000 during the first quarter of 1999. This was primarily caused from deferred payment programs offered to Consultants and Directors where certain payments were delayed until March and April. In addition, to support the new Fast Track compensation program implemented in February, the Company offered a special credit program to its Directors that extended terms for some February purchases to March, April and May.

          The Company s cash flows at February 28, 1999 compared with the same period last year decreased with the balance in cash and equivalents slightly increasing. Cash used in operating activities improved due to a decline in accounts receivable and inventory balances this year over last year. This was offset by financing activities that resulted in a net decrease in cash from reduced borrowing activity and pay down of debt.

          The Company has an unsecured line of credit of $15,000,000. After payment of $1,600,000 by the Company, the amount of credit currently available until May 17, 1999 is $6,000,000. The Company is pursuing alternative financing which it expects to be in place during the second quarter.

          Financial Instruments

          Due to expansion into foreign markets, the Company may be exposed to foreign currency fluctuations and other related market risks as part of its ongoing business operations. The Company may periodically use foreign exchange derivatives, when appropriate, to manage these risks. At present, net exposure and risk due to foreign currency fluctuations is judged to not require any derivative activities at this time.

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

          The Company has initiated a task force committee to address Year 2000 issues. The committee s purpose is to direct the project for assessment, remediation and implementation of solutions and contingency plans related to Year 2000 issues. The project plan addresses information technology systems (IT systems) such as computer software and hardware and non-information technology systems (Non-IT systems) such as manufacturing and distribution equipment, utilities and facilities. In addition, the plan addresses Year 2000 issues relating to third parties with which the Company has a material relationship. The Company has planned readiness prior to January 1, 2000 due to the possibility of encountering Year 2000 date processing in 1999.

          The Company has completed the assessment of IT systems and software upgrades related to Year 2000 readiness. The overall project is estimated to be about 85% complete and scheduled to be complete by October, 1999.

                                                          Estimated
                                                              %
                                                          Complete
                                                             at
                                  Start Date  End Date    February
                                                          28, 1999
    IT Systems:
     Assessment of Software       04/01/1998  06/30/1998    100%
     Remediation/Testing of
      Software                    06/01/1998  03/31/1999    100%
     Assessment of Hardware       07/01/1998  08/15/1998    100%
     Remediation/Testing of
     Hardware                     11/01/1998  06/30/1999     95%
    Non-IT Systems:
     Assessment                   06/01/1998  03/31/1999    100%
     Remediation/Testing          11/01/1998  10/31/1999     80%


          The Company prepared and mailed a Year 2000 readiness survey to numerous third party suppliers and service providers upon which the Company relies for various goods and services. As of February 28, 1999, the Company has received written responses from 49% of those mailed. Of those responding, 62% stated that they are either currently compliant or anticipate that they will address all Year 2000 issues by December, 1998. The committee is currently sending follow-up correspondence and addressing contingency plans for alternate sources and suppliers.

          The committee plans to prepare specific contingency plans, if necessary, to mitigate the potential risks associated with non-readiness of key suppliers and vendors, information technology and non-information technology areas by June, 1999. Additionally, the Company plans to continue its current operating policy to maintain 60 to 90 days of finished goods on-hand of key products as well as on-hand quantities of components. In addition to this, selected core product s will have extra ingredients on hand as a result of a contingency buffer stock that will be brought in this fall. The Company as a part of its normal operating plan contracts with a third party for backup computer hardware service in the event of a failure or serious interruptions of its on-site operations.

          Costs for implementing the Year 2000 project are expected to be in the range of $350,000 to $400,000 over the two year fiscal period of 1998 and 1999 and are not expected to materially affect results of operations or the financial position of the Company. Expenditures relating to Year 2000 to date are estimated to be $193,000 as of February 28, 1999, due primarily to software remediation, and were funded through operating cash flows. Other IT projects and initiatives have not been adversely affected by the Company s resources allocated to the Year 2000 project. The Company currently believes that it is addressing Year 2000 issues on a timely and adequate basis according to suggested methodologies and procedures. Although the Company is addressing the Year 2000 issue and plans to monitor its progress through completion, there can be no assurance that total compliance internally as well as with third party vendors and suppliers will be achieved.

          Item  3.  Quantitative  and Qualitative Disclosures  About Market
          Risk.

          There has not been a material change in the Company s exposure to interest rate and foreign currency rate changes since November 30, 1998.

          For a discussion of the Company s interest rate and foreign currency related market risks, see Part II Item 7A of the Company s Form 10K.

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

                                               BeautiControl  Cosmetics, Inc.
                                                    (Registrant)


       Date:   4/14/99                      /s/ RICHARD W.HEATH
                                                Richard W. Heath
                                                President,Chief
                                                Executive Officer


       Date:   4/14/99                      /s/ M. DOUGLAS TUCKER
                                                M. Douglas Tucker
                                                Senior  Vice  President-Finance
                                                & Principle Financial Officer