Form 10-Q
period 1999-05-31
BEAUTICONTROL COSMETICS INC
filed 1999-07-15
CIK 788330

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


        For Quarter Ended   May 31, 1999      Commission File Number    0-14449

                                   BeautiControl, Inc.

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

                              BeautiControl Cosmetics, Inc.

                                      (Former name)

        Indicated below is the number of shares outstanding of each class of the registrant's common stock, as of July 5, 1999.


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

                              PART 1. FINANCIAL INFORMATION

        Item 1.  Financial Statement

              Index to BeautiControl, Inc. Consolidated Financial Statement



                                                                 Page

        Balance Sheet                                             3-4

        Statements of Income                                        5

        Statements of Cash Flows                                    6

        Notes to Financial Statements                            7-11

                           BEAUTICONTROL, INC. AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS
                                          ASSETS
                                                    May 31,     November 30,
                                                     1999            1998
                                                  (Unaudited)

        CURRENT ASSETS
           Cash and cash equivalents               $ 4,686,702   $ 3,164,573
           Short-term investments                    2,905,467     6,068,358
           Accounts receivable-net of
             allowance for doubtful accounts
             of $847,700 and $758,900 at
             May 31, 1999 and
             November 30, 1998, respectively           953,093       738,147
           Inventories
             Raw materials                           4,740,353     4,508,549
             Finished goods                          8,437,344     7,110,630
                                                    13,177,697    11,619,179
           Deferred income taxes                     2,229,350     2,229,350
           Prepaid expenses                            671,882       735,080
           Income tax receivables                    2,440,185     1,980,566
           Other current assets                        307,886       442,232

           Total current assets                     27,372,262    26,977,485

        PROPERTY AND EQUIPMENT, AT COST             27,533,262    25,683,215
           LESS ACCUMULATED DEPRECIATION AND
           AMORTIZATION                             16,605,242    15,464,683
                                                    10,928,020    10,218,532

        OTHER ASSETS
           Cost in excess of net tangible
            assets, acquired, net of
            amortization of $928,000 and
            $894,800 at May 31, 1999 and
            November 30, 1998, respectively          1,723,356     1,756,497
           Investments                               1,417,737     2,264,381
           Other, net of amortization of
            $578,300 and $571,800 at May
            31, 1999 and November 30, 1998,
            respectively                             1,838,159       798,933

              Total assets                         $43,279,534   $42,015,828

        The accompanying notes are an integral part of these statements.

                           BEAUTICONTROL, INC. AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS
                           LIABILITIES AND STOCKHOLDERS' EQUITY

                                                        May 31,  November 30,
                                                         1999         1998
                                                     (Unaudited)
           CURRENT LIABILITIES
             Accounts payable - trade               $ 3,379,217   $ 3,668,942
             Short term borrowings                    3,540,250     7,600,000
             Current portion of long term debt          705,526       179,283
             Sales tax payable                          666,208       601,588
             Accrued commissions and awards           2,736,406     2,201,224
             Accrued compensation                       669,793       373,981
             Accrued property taxes                     454,635       689,991
             Accrued other taxes                        166,341       144,033
             Other accrued liabilities                  847,018       875,417
             Deferred income                          1,027,687       986,876
                  Total current liabilities          14,193,081    17,321,335

           DEFERRED INCOME TAXES                        791,647       791,647

           LONG TERM BORROWINGS                       9,403,186     1,220,717
           OTHER LONG TERM OBLIGATIONS                  204,436       243,553

           COMMITMENTS & CONTINGENCIES                        -             -

           STOCKHOLDERS' EQUITY
              Preferred stock
                 Authorized - 1,000,000 shares,
                 $.10 par value
                 Issued and outstanding - none                -             -
              Common stock
                 Authorized - 20,000,000
                 shares, $.10 par value
                 Issued - 10,940,248 and
                 10,928,998 shares at May 31,
                 1999 and November 30, 1998
                 respectively                         1,094,025     1,092,900
             Capital in excess of par value          23,894,758    23,831,555
             Retained earnings                       24,676,514    28,413,712
             Accumulated other comprehensive
              income                                    (72,919)        5,603
                                                     49,592,378    53,343,770
             Less cost of 3,708,800 common
              shares held in treasury at
              May 31, 1999 and
              November 30, 1998                      30,905,194    30,905,194
                                                     18,687,184    22,438,576
                 Total liabilities and
                 stockholders' equity               $43,279,534   $42,015,828

           The accompanying notes are an integral part of these statements.

                           BEAUTICONTROL, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF INCOME
                                       (Unaudited)
                             Three Months Ended          Six Months Ended
                           May 31,        May 31,      May 31,       May 31,
                            1999           1998         1999          1998
    Sales               $17,473,860   $21,603,454   $34,281,995    $38,143,489

    Cost of goods sold    3,866,433     6,698,383     7,946,460     10,498,744

      Gross profit       13,607,427    14,905,071    26,335,535     27,644,745

    Selling expenses      8,839,627    10,248,210    17,519,885     17,377,339

    General and
    administrative
    expenses              6,805,903     4,573,488    12,044,308      8,660,425
                         15,645,530    14,821,698    29,564,193     26,037,764

      Income (loss)
      from operations    (2,038,103)       83,373    (3,228,658)     1,606,981

    Other income and
    expenses
      Interest income        91,662        35,215       186,914         47,961
      Other, net            (82,388)      (67,818)     (253,775)       (77,382)
                              9,274       (32,603)      (66,861)       (29,421)

      Income (loss)
      before income
      taxes              (2,028,829)       50,770    (3,295,519)     1,577,560

    Income taxes
    (benefit)              (677,845)       41,741    (1,095,014)       574,736


    Net income (loss)   ($1,350,984)       $9,209   ($2,200,505)    $1,002,824

      Net income
      (loss) per
      common share -
      basic                  ($0.19)        $0.00        ($0.30)         $0.17

    Weighted average
    common shares         7,231,448     6,019,298     7,230,459      5,980,405

      Net income
      (loss) per
      common
      share -
      assuming
      dilution               ($0.19)        $0.00        ($0.30)         $0.16

    Weighted average
    common and common     7,231,448     6,138,043     7,230,459      6,077,950
    equivalent shares

        The accompanying notes are an integral part of these statements.

                         BEAUTICONTROL, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Increase (Decrease) in Cash and Cash Equivalents
                                      (Unaudited)
                                                     Six Months Ended
                                                    May 31,     May 31,
                                                      1999     1998
              Net cash provided by (used in)
              operating activities              ($2,435,196)  $1,618,578

           Cash flows from investing
           activities:
             Proceeds from sale of investments    4,570,000            -
             Purchase of property and equipment  (1,850,047)    (832,550)
             Purchase of investments               (699,921)           -
             Purchase in other assets              (130,082)    (234,860)

              Net cash provided by (used in)
              investing activities                1,889,950   (1,067,410)

           Cash flows from financing
           activities:
             Proceeds from issuance of common
              stock                                  55,001      464,085
             Borrowings                          11,269,550    1,000,000
             Payment on debt                     (7,682,287)           -
             Principal payments under capital
             lease obligation                       (56,284)           -
             Dividends paid                      (1,518,605)  (1,254,415)

             Net cash provided by (used in)
             financing activities                 2,067,375      209,670

           Net increase (decrease) in cash and
            cash equivalents                      1,522,129      760,838

           Cash and cash equivalents at the
            beginning of the period               3,164,573      720,087

           Cash and cash equivalents at the end
            of the period                         4,686,702    1,480,925

           Supplemental cash flow information:
            Income tax refund                     ($690,000)   ($709,000)
            Interest paid                           347,000      126,000

           The accompanying notes are an integral part of these statements.

          BEAUTICONTROL, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          QUARTERS ENDED May 31, 1999 AND May 31, 1998

          Note 1 - Basis of Presentation

          In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position as of May 31, 1999 and November 30, 1998 and the results of operations and cash flows for the six months ended May 31, 1999 and May 31, 1998. The results for the six months ended May 31, 1999 are not necessarily indicative of the results for the year.

          While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes included in the Company's annual report on Form 10-K for the year ended November 30, 1998.

          Note 2 - Earnings Per Share

          Net income per share is accounted for under the provisions of Financial Accounting Standards No. 128 which requires companies to present basic earnings per share including weighted average number of common shares outstanding and, if applicable, diluted earnings per share which includes common equivalent shares outstanding. The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share data):

                                           Three Months       Six Months
                                             Ended              Ended
                                        May 31,    May 31,   May 31,   May 31,
                                         1999       1998      1999      1998
        Numerator:
          Net income (loss) -
          Numerator for basic
          and diluted earnings
          (loss) per share --
          income available to
          common stockholders          ($1,351)        $9   ($2,201)   $1,003

        Denominator:
          Denominator for
          basic earnings (loss)
          per share --
          weighted-average
          shares                         7,231      6,019     7,230     5,980

          Effect of dilutive
          securities:
            Employee stock
            options                          -        119         -        98

          Denominator for diluted
          earnings (loss) per
          share -- adjusted
          weighted-average shares
          and assumed conversions        7,231      6,138     7,230     6,078

          Basic earnings (loss) per
          share                         ($0.19)     $0.00    ($0.30)    $0.17

          Diluted earnings (loss)
          per share                     ($0.19)     $0.00    ($0.30)    $0.16

          Note 3 - Debt

          The Company has a secured term note with outstanding balances of $3,037,700 and $1,400,000 at May 31, 1999 and November 30, 1998,
          respectively. On April 30, 1999, the Company funded $220,000 under this note. The note has a maximum amount of $3,120,000 that may be funded and has a five-year duration bearing a fixed rate of interest of 7.72% with a twelve year amortization. A balloon payment of $1,865,200 is due on November 30, 2003. This note has two covenants related to certain financial ratios calculated on a quarterly basis. Certain assets of the Company secure this note.

          On May 5, 1999, the Company entered into a three-year note and security agreement secured by certain assets of the Company bearing interest at the prime rate plus .5%. The agreement provides for a maximum availability of $7,000,000 dependent upon the value of the Company s inventory. At May 31,1999, the maximum available credit was $5,087,000. At May 31, 1999, the outstanding principal under the note and security agreement was $4,811,300. This amount includes a $1,271,000 balance on a fixed note with a four year amortization and a $3,540,300 balance on a revolving loan agreement. The weighted average interest rate through May 31, 1999 was 8.25%.

          On May 24, 1999, the Company obtained asset financing in the amount of $5,800,000 secured by certain real estate. The note is a ten-year note amortized over a twenty-two year period bearing a fixed interest rate of 8.33%. At May 31, 1999, the outstanding balance was $5,800,000. As part of this arrangement, the Company is required to hold a restricted escrow balance of $850,000.

          Effective May 26, 1999, the Company's existing unsecured line of credit was paid off. The amount of credit available under the line of credit through May 26, 1999 had been $6,000,000. The weighted average interest rate thru May 26, 1999 was 6.55% and for 1998 was 6.99%.

          Long term debt (thousands) consists of the following:

                                    May 31, 1999         November 30,1998

           Secured term note               3,038              1,400
           Three year note and
            security agreement             1,271                  -
           Mortgage financing              5,800                  -
                                           _____              _____
           less current portion              706                179
                                           _____              _____
           Total Long term debt            9,403              1,221

          Note 4 - Reclassifications

          Certain amounts for prior periods may have been reclassified to conform to current period presentation.


          Note 5 - Inventories

          Inventories (in thousands) consist of the following:
                                   May 31,    November 30,
                                    1999          1998
           Finished Goods           $11,366        $10,282

           Raw Materials              5,011          5,263
           Reserve for
            Obsolescence             (3,199)        (3,926)

           Total                    $13,178        $11,619

          Note 6 - Comprehensive Income

          In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS 130). SFAS 130 established standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Under existing accounting standards, other comprehensive income shall be classified separately into foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The Company adopted SFAS 130 on December 1, 1998. The components of comprehensive income and related tax effect (thousands) for the months ended May 31, 1999 and 1998 are as follows:

                                     Three months      Six months ended
                                     ended May 31,           May 31,
                                     1999      1998     1999       1998
           Net income (loss)      ($1,351)       $9  ($2,201)      $1,003

           Other comprehensive
           income (loss)

             Change in cumulative
             translation
             adjustment                (22)     (17)     (53)        (110)

             * Change in
             unrealized gains and
             losses on investments
             in debt securities         (3)       -       (43)          -

             Related tax effect          8        6        18          37

             Comprehensive
             income (loss)         ($1,368)     ($2)  ($2,279)        930

          *  The  Company's  investment holdings  include  tax  exempt debt
          securities, therefore    there  is  no  tax  effect  computed  on
          related gains and losses.

          Note 7 - New Accounting Standards

          In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards, No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS
          131). SFAS 131 established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company adopted SFAS 131 effective December 1, 1998. Currently, the Company anticipates that only the results of its international operations and subsidiaries, in the event they become material, may be required to be separately disclosed from U.S. base operations under the reporting guidelines of SFAS 131.

          Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

          Results of Operation

          During the second quarter, the Company successfully completed the opening of two new businesses. March 1, 1999 marked the official opening of the Hong Kong branch, the Company's second business unit located in the Asia/Pacific region. The Hong Kong branch is in a region that is experiencing a weak economy and high unemployment. Because of the current economic conditions, the Company believes that favorable opportunities exist for the
          direct  selling  industry.    Eventus  International,  Inc.,  the
          Company's new network marketing business in the U.S. held its national roll out convention in Dallas, Texas on April 23-25. This new subsidiary which began minimal operations in late January, will enable the Company to diversify its U.S. business into the network marketing segment of the direct selling industry. Eventus International, Inc.'s product line offers high quality unique products that the Company believes will improve the
          quality of life and longevity for the consumer.   This Company is
          still in its initial stages of development, where recruiting and building a team of distributors will be the Company's primary focus.

          Quarters Ended May 31, 1999 and May 31, 1998. Net sales for the second quarter decreased 19% to $17,473,860 in 1999 compared with $21,603,454 in 1998. The majority of this sales decline was in domestic sales as a result of a two-month recruiting promotion that occurred during the second quarter of 1998. In 1999 a similar promotion was held that is expected to impact third quarter sales in 1999.

          Gross profit margins for the second quarter of 1999 were 77.9% compared with 69.0% in 1998. The positive change in profit margins was due to a 10% increase in domestic margins. 1998 profit margins were abnormally low due to the March and April recruiting promotion. The combined effect of discounted sales and higher product costs of demonstration kits impacted gross margin results by 3.6% of sales in 1998. During the second quarter of 1999, there were no significant sales discounts offered.

          Selling,  general and  administrative expenses  as  a percent  of
          sales  increased  to  89.5% in  1999  from  68.6% in  1998.   The
          increase in  costs as a  percent of sales   was largely due  to a
          decrease in total sales during the second quarter of 1999 compared to 1998 as discussed above. Also, nearly $2,500,000 in costs were incurred during 1999 for continued development and grand opening events held for promoting the Company's two new businesses.

          Other income  and expense increased  to $9,274 from  ($32,603) in
          1998 primarily   due to  net gains in favorable  foreign currency
          translations from the Canada and Taiwan subsidiaries.

          Net income decreased to ($1,350,984) in 1999 from $9,029 in 1998. This was caused from the decrease in sales combined with the increase in selling, general and administrative costs related to new business expansion.

          Six months ended May 31, 1999 and May 31, 1998. Sales decreased 10% for the first six months of 1999 to $34,281,995 from $38,143,489. This is mostly attributable to a decline in domestic sales as a result of the March and April recruiting drive, which occurred during the second quarter of 1998.

          Gross profit margins increased to 76.8% in 1999 from 72.5% in 1998. This was due to improved domestic profit margins. In 1998, the March and April recruiting drive had an impact on profit margins due to the discounted cost of entry on low margin demonstration kits and additional product discounts that were offered during the promotion.

          Selling, general and administrative costs increased for the first six months of 1999 to 86.2% from 68.3% in 1998 resulting from a decrease in sales and an increase in expansion costs related to the opening of the Company's two new businesses, Eventus International, Inc. and BeautiControl Hong Kong.

          Other income and expense decreased to ($66,861) in 1999 from ($29,421) in 1998 due to additional interest expense.

          As a result of the above, net financial results during the first six months of 1999 were ($2,200,505) or ($.30) per common share compared with net income of $1,002,824 or $.17 per common share in 1998.

          Liquidity and Capital Resources

          Working capital increased $3,523,000 to $13,179,000 at May 31, 1999 from $9,656,000 at November 30, 1998. This was partially due to increases in inventories resulting from the Company's two new businesses. Also, contributing to the increase in working capital was a reduction in short term borrowings. During the second quarter of 1999, the Company repaid the $6,000,000 outstanding under its line of credit. This was primarily funded through the Company's new credit facilities and financing arrangements. Offsetting increases to working capital was the sale of investments. Proceeds from the reduction in short-term investments were used to fund operating needs and expansion costs and to build cash reserves.

          The Company's cash flows increased $3,206,000 at May 31, 1999 compared with the same period last year. This was due to an increase in the Company's borrowing activity as well as, the sale of investments.

          The Company has a secured term note with outstanding balances of $3,037,700 and $1,40l,000 at May 31, 1999 and November 30, 1998,
          respectively. On April 30, 1999, the Company funded $220,000 under this secured note. The note has a maximum borrowing amount of $3,120,000 and is a five year note bearing a fixed rate of interest of 7.72% with a twelve year amortization. A balloon payment of $1,865,200 is due on November 30, 2003. This note has two covenants related to certain financial ratios calculated on a quarterly basis. Certain assets of the Company secure this note.

          On May 5, 1999, the Company entered into a three-year note and security agreement secured by certain assets of the Company bearing interest at the prime rate plus .5%. The agreement provides for a maximum credit availability of $7,000,000 dependent upon the value of the Company's inventory. At May 31, 1999, the maximum available credit was $5,087,000. At May 31, 1999, the outstanding principal under the note and security agreement was $4,811,300. This amount includes a $1,271,000 balance on a fixed note with a four year amortization and a $3,540,300 balance on a revolving loan agreement. The weighted average interest rate through May 31, 1999 was 8.25%. Total initial note proceeds were used to pay down $5,000,000 of the Company's unsecured line of credit on May 19, 1999.

          On May 24, 1999, the Company obtained asset financing in the amount of $5,800,000 secured by certain real estate. The note is a ten-year note amortized over a twenty-two year period bearing a fixed interest rate of 8.33%. At May 31, 1999, the outstanding balance was $5,800,000. As part of this arrangement, the Company is required to hold a restricted escrow balance of $850,000. On May 26, 1999, $1,000,000 of the proceeds obtained from the mortgage financing was used to complete repayment of the amount outstanding under the unsecured line of credit.

          Effective May 26, 1999, the Company's existing unsecured line of credit was paid off. The amount of credit available under the line of credit through May 26, 1999 had been $6,000,000. The weighted average interest rate thru May 26, 1999 on this line of credit was 6.55% and for 1998 was 6.99%.

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

          The Company has completed the assessment of IT systems and software upgrades and non IT systems related to Year 2000 readiness. The overall project is estimated to be about 98% complete and on target to be complete by October of 1999.

                                                                Estimated
                                       Start Date  End Date     % Complete



           IT Systems:
            Assessment of Software     04/01/1998  06/30/1998   100%
            Remediation/Testing of
             Software                  06/01/1998  03/31/1999   100%
            Assessment of Hardware     07/01/1998  08/15/1998   100%
            Remediation/Testing of
             Hardware                  11/01/1998  06/30/1999    99%
           Non-IT Systems:
            Assessment                 06/01/1998  03/31/1999   100%
            Remediation/Testing        11/01/1998  10/31/1999    95%


          The Company prepared and mailed a Year 2000 readiness survey to numerous third party suppliers and service providers upon which the Company relies for various goods and services. As of May 31, 1999, the Company has received written responses from 49% of those mailed. Of those responding, 62% stated that they are either currently compliant or anticipate that they will address all Year 2000 issues by December, 1998. The committee is currently evaluating responses to schedule follow-up correspondence and to address contingency plans for alternate sources and suppliers.

          As a contingency, the Company plans to continue its current operating policy to maintain 60 to 90 days of finished goods on-hand of key products as well as on-hand quantities of components. The Company as a part of its normal operating plan contracts with a third party for backup computer hardware service in the event of a failure or serious interruptions of its on-site operations.

          Costs for implementing the Year 2000 project are expected to be in the range of $350,000 to $400,000 over the two year fiscal period of 1998 and 1999 and are not expected to materially affect results of operations or the financial position of the Company. Expenditures relating to Year 2000 to date are estimated to be $235,000, due primarily to software remediation, and were funded through operating cash flows. Other IT projects and initiatives have not been adversely affected by the Company's resources allocation to the Year 2000 project. The Company currently believes that it is addressing Year 2000 issues on a timely and adequate basis according to suggested methodologies and procedures. Although the Company is addressing the Year 2000 issue and plans to monitor its progress through completion, there can be no assurance that total compliance internally as well as with third party vendors and suppliers will be achieved.

          Item  3.  Quantitative  and Qualitative Disclosures  About Market
          Risk.

          There has not been a material change in the Company's exposure to interest rate risk on investments and foreign currency rate changes since November 30, 1998. Changes to market risk as it relates to interest rate changes on the Company's financing activities has been minimal. At November 30, 1998, the Company had a $7,600,000 outstanding balance under a line of credit. The interest rate was based on a LIBOR rate plus a spread that adjusted with the debt ratio. During the second quarter of 1999, the Company repaid its outstanding balance on this line of credit, therefore any interest rate risk associated with this debt no longer exists. The Company has a three-year note and security agreement with an outstanding balance of $4,811,300 at May 31, 1999 that may be subject to market risk if there were to be interest rate changes. The initial borrowing under the facility was at 8.25%. If the rate were to increase to 8.75% and the amount outstanding remained the same, incremental interest expense would reduce earnings before taxes by $24,057 annually. At May 31, 1999 the Company also had a five year term note with a balance of $3,037,700 and a ten year note with a balance of $5,800,000; both have a fixed interest rate and are thus not subject to interest rate volatility.

          Financial Instruments

          Due to recent expansion into foreign markets, the Company may be exposed to foreign currency fluctuations and other related market risks as part of its ongoing business operations. The Company may periodically use foreign exchange derivatives, when appropriate, to manage these risks. At present, net exposure and risk due to foreign currency fluctuations is judged to not require any derivative activities at this time.

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


                                        BeautiControl, Inc.

                                          (Registrant)



          Date:   7/14/99            /s/RICHARD W. HEATH
                                        Richard W. Heath
                                        President, Chief
                                        Executive Officer




          Date:   7/14/99            /s/ M. DOUGLAS TUCKER
                                         M. Douglas Tucker
                                         Senior Vice President-
                                         Finance & Principle Financial Officer