Form 10-Q
period 1999-08-31
BEAUTICONTROL COSMETICS INC
filed 1999-10-15
CIK 788330

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549


      X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934


  For Quarter Ended August 31, 1999       Commission File Number 0-14449

                            BeautiControl, Inc.

          (Exact name of registrant as specified in its charter)


             Delaware                                75-2036343
  (State or other jurisdiction of                 (I.R.S. Employer
   incorporation or organization)               Identification number)


                    2121 Midway, Carrollton, TX  75006

        (Address including zip code of principal executive offices)

                               972/458-0601

            (Registrant's telephone number including area code)

                       BeautiControl Cosmetics, Inc.

                               (Former name)

       Indicated below is the number of shares outstanding of each class of the registrant's common stock, as of October 4, 1999.

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

                     BEAUTICONTROL, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS

                                  ASSETS
                                              August 31,  November 30,
                                               1999           1998
                                             (Unaudited)
                                             -----------    ----------
  CURRENT ASSETS
     Cash and cash equivalents              $    568,042   $ 3,164,573
     Short-term investments                    5,553,706     6,068,358
     Accounts receivable-net of
       allowance for doubtful accounts
       of $878,100 and $758,900 at
       August 31, 1999 and
       November 30, 1998, respectively         1,768,669       738,147
     Inventories
       Raw materials                           4,701,375     4,508,549
       Finished goods                          8,258,270     7,110,630
                                             -----------    ----------
                                              12,959,645    11,619,179
     Deferred income taxes                     2,229,350     2,229,350
     Prepaid expenses                            637,750       735,080
     Income tax receivables                    1,779,645     1,980,566
     Other current assets                        526,514       442,232
                                             -----------    ----------
     Total current assets                     26,023,321    26,977,485



  PROPERTY AND EQUIPMENT, AT COST             28,153,736    25,683,215
     LESS ACCUMULATED DEPRECIATION AND
     AMORTIZATION                             17,236,552    15,464,683
                                             -----------    ----------
                                              10,917,184    10,218,532

  OTHER ASSETS
     Cost in excess of net tangible
      Assets, acquired, net of
      Amortization of $944,500 and
      $894,800 at August 31, 1999 and
      November 30, 1998, respectively          1,706,785     1,756,497
     Investments                                       -     2,264,381
     Other, net of amortization of
      $581,600 and $571,800 at August
      31, 1999 and November 30, 1998,
      respectively                             1,834,858       798,933
                                             -----------    ----------
        Total assets                        $ 40,482,148   $42,015,828
                                             ===========    ==========

  The accompanying notes are an integral part of these statements.

                   BEAUTICONTROL, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                    LIABILITIES AND STOCKHOLDERS EQUITY
                                                    August 31,    November 30,
                                                       1999           1998
                                                   (Unaudited)
                                                   -----------    ----------
     CURRENT LIABILITIES
      Accounts payable-trade                        $2,959,008    $3,668,942
      Short term borrowings                          3,012,145     7,600,000
      Current portion of long-term debt                679,206       179,283
      Sales tax payable                                787,556       601,588
      Accrued commissions and awards                 2,845,980     2,201,224
      Accrued compensation                             610,027       373,981
      Accrued property taxes                           645,576       689,991
      Accrued other taxes                              171,522       144,033
      Other accrued liabilities                        932,011       875,417
      Deferred income                                1,339,518       986,876
                                                   -----------    ----------
            Total current liabilities               13,982,549    17,321,335

     DEFERRED INCOME TAXES                             791,647       791,647

     LONG TERM BORROWINGS                            9,260,850     1,220,717
     OTHER LONG TERM OBLIGATIONS                       190,435       243,553

     COMMITMENTS & CONTINGENCIES                             -             -

     STOCKHOLDERS' EQUITY
       Preferred stock
           Authorized - 1,000,000 shares,
           $.10 par value Issued and
           outstanding - none                                -             -
       Common stock
           Authorized - 20,000,000 shares,
           $.10 par value Issued - 10,940,248
           and 10,928,998 shares at August 31,
           1999 and November 30, 1998,
           respectively                              1,094,025     1,092,900
       Capital in excess of par value               23,901,320    23,831,555
       Retained earnings                            22,218,263    28,413,712
       Accumulated other comprehensive income          (51,747)        5,603
                                                   -----------    ----------
                                                    47,161,861    53,343,770
       Less cost of 3,708,800 common
           shares held in treasury at August
           31, 1999 and November 30, 1998           30,905,194    30,905,194
                                                   -----------    ----------
                                                    16,256,667    22,438,576
                                                   -----------    ----------
           Total liabilities and
           Stockholders' equity                   $ 40,482,148   $42,015,828
                                                   ===========    ==========

     The accompanying notes are an integral part of these statements.

                        BEAUTICONTROL, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF INCOME
                                     (Unaudited)

                              Three Months Ended         Nine Months Ended
                            August 31,   August 31,    August 31,    August 31,
                               1999         1998         1999          1998
                            ----------   ----------   ----------    ----------
Sales                      $16,410,545  $16,610,951  $50,692,540   $54,754,440

Cost of goods sold           3,982,126    5,557,115   11,928,586    16,055,859
                            ----------   ----------   ----------    ----------
     Gross profit           12,428,419   11,053,836   38,763,954    38,698,581

Selling expenses             8,044,652    9,764,028   25,564,538    27,141,367

General and administrative
 expenses                    6,737,176    4,979,863   18,781,483    13,640,288
                            ----------   ----------   ----------    ----------
                            14,781,828   14,743,891   44,346,021    40,781,655
                            ----------   ----------   ----------    ----------
Income (loss) from
 operations                 (2,353,409)  (3,690,055)  (5,582,067)   (2,083,074)

Other income and expenses
 Interest income                53,319       23,881      240,233        54,786
 Other, net                   (213,298)     (68,622)    (467,073)     (128,948)
                            ----------   ----------   ----------    ----------
                              (159,979)     (44,741)    (226,840)      (74,162)
                            ----------   ----------   ----------    ----------
Income (loss) before
 income taxes               (2,513,388)  (3,734,796)  (5,808,907)   (2,157,236)

Income taxes (benefit)        (827,246)  (1,236,699)  (1,922,260)     (661,963)
                            ----------   ----------   ----------    ----------
Net income (loss)          ($1,686,142) ($2,498,097) ($3,886,647)  ($1,495,273)
                            ==========   ==========   ==========    ==========
Net income (loss) per
 common share - basic           ($0.23)      ($0.39)      ($0.54)       ($0.24)

Weighted average common
 shares                      7,231,448    6,398,459    7,230,791     6,120,774

Net income (loss) per
 common share - assuming
 dilution                       ($0.23)      ($0.39)      ($0.54)       ($0.24)

Weighted average common and
 common equivalent shares    7,231,448    6,398,459    7,230,791     6,120,774

The accompanying notes are an integral part of these statements.

                    BEAUTICONTROL, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
              Increase (Decrease) in Cash and Cash Equivalents
                                (Unaudited)
                                                 Nine Months Ended

                                               August 31,     August 31,
                                                  1999           1998
                                               ----------     ----------
  Net cash provided by (used in)
   operating activities                       ($3,167,931)   ($2,014,719)

  Cash flows from investing activities:
    Proceeds from sale of investments           9,250,000              -
    Purchase of property and equipment         (2,470,521)    (1,174,215)
    Purchase of investments                    (6,631,568)             -
    Purchase of other assets                     (141,616)       (59,283)
                                               ----------     ----------
  Net cash provided by (used in)
   investing activities                             6,295     (1,233,498)

  Cash flows from financing activities:
     Proceeds from issuance of common
      Stock                                        55,001     10,376,085
     Borrowings                                10,723,852      5,300,000
     Payment on debt                           (7,850,944)             -
     Principal payments under capital
      lease obligation                            (84,896)             -
     Dividends paid                            (2,277,908)    (1,886,536)
                                               ----------     ----------
  Net cash provided by (used in)
   financing activities                           565,105     13,789,549
                                               ----------     ----------
  Net increase (decrease) in cash and
   cash equivalents                            (2,596,531)    10,541,332

  Cash and cash equivalents at the
   beginning of the period                      3,164,573        720,087
                                               ----------     ----------
  Cash and cash equivalents at the end
   of the period                                  568,042     11,261,419
                                               ==========     ==========
  Supplemental cash flow information:
   Income tax refund                           (2,084,600)       (63,500)
   Interest paid                                  599,800        192,600

  The accompanying notes are an integral part of these statements.

  BEAUTICONTROL, INC. AND SUBSIDIARIES
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  QUARTERS ENDED August 31, 1999 AND August 31, 1998

  Note 1 - Basis of Presentation

  In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position as of August 31, 1999 and November 30, 1998 and the results of operations and cash flows for the nine months ended August 31, 1999 and August 31, 1998. The results for the nine months ended August 31, 1999 are not necessarily indicative of the results for the year.

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

                             Three Months Ended        Nine Months Ended
                         August 31,    August 31,  August 31,    August 31,
                           1999          1998        1999          1998
                          ------        ------      ------        ------
 Numerator:
  Net income (loss) -
    Numerator for
    basic and diluted
    earnings (loss)
    per share --
    income available
    to common
    stockholders         ($1,686)      ($2,498)    ($3,887)      ($1,495)
 Denominator:
    Denominator for
    basic earnings
    (loss) per share
    --weighted-
    average shares         7,231         6,398       7,231         6,121
    Effect of
    dilutive
    securities:
    Employee stock
    options                    -             -           -             -
 Denominator for
  diluted earnings
  (loss) per share --
  adjusted weighted-
  average shares and
  assumed conversions      7,231         6,398       7,231         6,121
 Basic earnings (loss)
  per share               ($0.23)       ($0.39)     ($0.54)       ($0.24)
 Diluted earnings
  (loss) per share        ($0.23)       ($0.39)     ($0.54)       ($0.24)


  Note 3 - Debt

  The Company has a secured term loan with outstanding balances of $2,972,400 and $1,400,000 at August 31, 1999 and November 30, 1998,
  respectively. On April 30, 1999, the Company funded $220,000 under this note. The note has a maximum amount of $3,120,l00 that may be funded and has a five-year duration bearing a fixed rate of interest of 7.72% with a twelve year amortization. A balloon payment of $1,865,200 is due on November 30,2003. This note has two covenants related to certain financial ratios calculated on a quarterly basis. Certain assets of the Company secure this note.

  On May 5, 1999, the Company entered into a three-year note and security agreement secured by certain assets of the Company bearing interest at the prime rate plus .5%. The agreement provides for a maximum credit availability of $7,000,000 dependent upon the value of the Company's inventory. At August 31, 1999, the maximum available credit was $4,865,000. At August 31, 1999, the outstanding principal under the note and security agreement was $4,202,900. This amount includes a $1,190,800 balance on a fixed note with a four year amortization and a $3,012,100 balance on a revolving loan agreement. The weighted average interest rate through August 31, 1999 was 8.42%.

  On May 24, 1999, the Company obtained asset financing in the amount of $5,800,000 secured by certain real estate. The note is a ten-year note amortized over a twenty-two year period bearing a fixed interest rate of 8.33%. At August 31, 1999, the outstanding balance was $5,776,700. As part of this arrangement, the Company is required to hold a restricted escrow balance of $850,000.

  Effective May 26, 1999, the Company's existing unsecured line of credit was paid off. The amount of credit available under the line of credit through May 26, 1999 had been $6,000,000. The weighted average interest rate thru May 26, 1999 was 6.55% and for 1998 was 6.99%. Long-term debt (thousands) consists of the following:

                             August 31, 1999   November 30, 1998
                                  -----              -----
  Secured term note               2,972              1,400
  Three year note and
   security agreement             1,191                  -
  Mortgage financing              5,777                  -

  Less current portion              679                179
                                  -----              -----
  Total Long-term debt            9,261              1,221



  Note 4 - Reclassifications

  Certain amounts for prior periods may have been reclassified to conform to current period presentation.


  Note 5 - Inventories

  Inventories (in thousands) consist of the following:

                           August 31, 1999     November 30, 1998
                               ------                ------

  Finished Goods              $10,857               $10,282

  Raw Materials                 4,933                 5,263
  Reserve for
  Obsolescence                 (2,830)               (3,926)
                               ------                ------
  Total                       $12,960               $11,619

  Note 6 - Comprehensive Income

  In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS 130). SFAS 130 established standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Under existing accounting standards, other comprehensive income shall be classified separately into foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The Company adopted SFAS 130 on December 1, 1998. The components of comprehensive income and related tax effect (in thousands) for the months ended August 31, 1999 and 1998 are as follows:


                          Three months ended    Nine months ended
                               August 31,           August 31,
                            1999       1998      1999        1998

  Net income (loss)       ($1,686)   ($2,498)  ($3,887)    ($1,495)

  Other comprehensive
  income (loss)

  Change in cumulative
  Translation adjustment       21        24        (32)        (85)

  *Change in unrealized
   gains and losses on
   investments in debt
   securities                 (13)        -        (56)          -

   Less:
   Reclassification
   adjustment for
   losses included in
   earnings                    11         -         11           -

    Related tax effect         13        (8)        31          29
    Comprehensive
    income (loss)         ($1,654)  ($2,482)   ($3,933)    ($1,551)


  * The Company's investment holdings include some tax exempt debt securities, therefore there is no tax effect computed on related gains and losses.

  Note 7 - New Accounting Standards

  In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards(SFAS), No. 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of the effective date of FASB Statement No. 133. SFAS 137 defers the effective date of SFAS 133 Accounting for Derivative Instruments and Hedging Activities to be for all fiscal years beginning after June 15, 2000. SFAS 133 requires that all derivatives be recognized on the balance sheet at fair value. Derivatives that do not qualify as hedges must be adjusted to fair value through income. Depending on the nature of the hedge transaction, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be recognized in current period earnings. At the present time, the Company is not engaged in any derivative activity therefore there is no impact that the adoption of SFAS 133 would have on earnings or financial position.

  In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards, No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS 131). SFAS 131 established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company adopted SFAS 131 effective December 1, 1998. Currently, the Company anticipates that only the results of its international operations and subsidiaries, in the event they are material, may be required to be separately disclosed from U.S. base operations under the reporting guidelines of SFAS 131.

  Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

  Results of Operation

  During the third quarter of 1999, the Company implemented a change to its management structure. The new structure was made to accommodate the Company's changing business needs due to expansion and growth. In August, Sheila O'Connell Cooper was hired as President and Chief Operating Officer. Ms. O'Connell Cooper was formerly Executive Vice President of Mary Kay, Inc. She succeeds Richard W. Heath, the Company's founder, as President. Richard W. Heath will remain as Chairman of the Executive Committee and Chief Executive Officer.

  In August 1999, the Company introduced BeautiNet [TM] Plus, an online service provided to U.S. Consultants. It will enable sales Consultants to place orders and recruit online, increase customer contacts and help them manage their business more efficiently. Also in August, the Company held its annual Celebration meeting in Dallas where approximately 2,500 Consultants attended. During this event new product introductions were presented that include new Regeneration Retinol PM Skin Treatment along with a Spa Collection of bath and body products.

  Quarters ended August 31, 1999 and August 31, 1998. Net sales for the third quarter were $16,410,545 in 1999 compared with $16,610,951 in 1998.

  Gross profit margins for the third quarter of 1999 were 75.7% compared with 66.5% in 1998. The change in profit margins was attributable to a higher gross margin in the U.S. base business. This was due to a onetime non-cash write-down of inventory for $1,550,000 in the third quarter of 1998. Excluding the impact of obsolete inventory expense in 1998, profit margins would have remained comparable to the prior year.

  Selling, general and administrative expenses as a percent of sales increased to 90.1% in 1999 from 88.8% in 1998 primarily as a result of a decrease in sales. Selling expense decreased to 49.0% of sales during the third quarter of 1999 versus 58.8% in 1998. This was due to a reduction in expansion costs incurred as the Company's new subsidiaries began operations in early 1999. In addition, domestic base business commissions were lower in 1999 compared to 1998. The decrease in selling expenses was partially offset by an increase in general and administrative expenses. General and administrative costs increased to 41.1% of sales in 1999 compared to 30.0% of sales during the same period last year. This was a result of an increase in domestic base business operating costs and the addition of the Company's two new subsidiaries, Eventus International, Inc. and BeautiControl Hong Kong, Inc.

  Other income and expense decreased to ($159,979) in 1999 from ($44,741) in 1998 as a result of increased interest expense.

  Nine months ended August 31, 1999 and August 31, 1998. Sales for the first nine months of 1999 were $50,692,540 compared to $54,754,440 in 1998. The sales decline was primarily caused by a decrease in domestic base business sales resulting from a two month recruiting promotion that occurred during the second quarter of 1998 and not repeated in 1999.

  Gross profit margins increased to 76.5% in 1999 from 70.7% in 1998. A recruiting promotion during March and April of 1998 impacted profit margins in the second quarter due to a discounted cost of entry offered on low margin demonstration kits. Also, as mentioned above, an inventory write-down impacted 1998 third quarter profit margins.

  Selling, general and administrative costs increased for the first nine months of 1999 to 87.5% from 74.5%. This was due to a decrease in sales and the addition of the Company's two new subsidiaries.

  Other income and expense decreased to ($226,840) from ($74,162) in 1998 due to additional interest expense.

  Liquidity and Capital Resources

  Working capital increased $2,385,000 to $12,041,000 at August 31, 1999 from $9,656,000 at November 30, 1998. This was mainly due to a reduction in short-term borrowings. During the second quarter of 1999, the Company repaid the $6,000,000 outstanding under its line of credit. This was primarily funded through the Company's new credit facilities and financing arrangements. Also affecting working capital was an increase in inventories due to new business expansion and a temporary increase in net trade receivables due to a credit program offered to Consultants during the annual Celebration event. Payments on this credit program will be processed in September. Offsetting increases to working capital was a reduction in cash and short-term investments used to fund operating needs and expansion costs.

  The Company's cash flows decreased $2,597,000 at August 31, 1999 compared with an increase of $10,541,000 the same period last year. This was primarily due to a change in financing activity during 1999 compared to 1998. On August 3,1998, the Company received $9,912,000 in cash in exchange for 1,200,000 shares of common stock offered through a private equity placement. Also, the Company's net borrowing activity decreased by $2,427,000 at August 31, 1999 to $2,873,000 compared to $5,300,000 at August 31, 1998.

  The Company has a secured term loan with outstanding balances of $2,972,400 and $1,400,000 at August 31, 1999 and November 30, 1998,
  respectively. On April 30, 1999, the Company funded $220,000 under this note. The note has a maximum borrowing amount of $3,120,000 and is a five year note bearing a fixed rate of interest of 7.72% with a twelve year amortization. A balloon payment of $1,865,200 is due on November 30, 2003. This note has two covenants related to certain financial ratios calculated on a quarterly basis. Certain assets of the Company secure this note.

  On May 5, 1999, the Company entered into a three-year note and security agreement secured by certain assets of the Company bearing interest at the prime rate plus .5%. The agreement provides for a maximum credit availability of $7,000,000 dependent upon the value of the Company's inventory. At August 31, 1999, the maximum available credit was $4,865,000. At August 31, 1999, the outstanding principal under the note and security agreement was $4,202,900. This amount includes a $1,190,800 balance on a fixed note with a four year amortization and a $3,012,100 balance on a revolving loan agreement. The weighted average interest rate through August 31, 1999 was 8.42%. Total initial note proceeds were used to pay down $5,000,000 of the Company's unsecured line of credit on May 19, 1999.

  On May 24, 1999, the Company obtained asset financing in the amount of $5,800,000 secured by certain real estate. The note is a ten-year note amortized over a twenty-two year period bearing a fixed interest rate of 8.33%. At August 31, 1999, the outstanding balance was $5,776,700. As part of this arrangement, the Company is required to hold a restricted escrow balance of $850,000. On May 26, 1999, $1,000,000 of the proceeds obtained from the mortgage financing was used to complete repayment of the amount outstanding under the unsecured line of credit.

  Effective May 26, 1999, the Company's existing unsecured line of credit was paid off. The amount of credit available under the line of credit through May 26, 1999 had been $6,000,000. The weighted average interest rate thru May 26, 1999 on this line of credit was 6.55% and for 1998 was 6.99%.

  Year 2000 Issues

  The Company defines the Year 2000 issues as those related to the inability of some computer hardware or software to interpret a two-digit year expressed as '00' as the Year 2000. When the Year 2000 begins, these computers may interpret '00' as the Year 1900 and either stop processing date-related computations or will process them incorrectly. All software, computer hardware, building facilities and equipment utilized by the Company require assessment to determine that they will continue to operate accurately when they encounter a Year 2000 date before and after January 1, 2000.

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

  The Company has completed the assessment of IT systems and software upgrades related to Year 2000 readiness. The overall project is estimated to be about 99% complete and on target to be complete by October of 1999.

                                                       Estimated %
                                Start Date  End Date    Complete

  IT Systems:
       Assessment of Software   04/01/1998  06/30/1998     100%
       Remediation/Testing of
       Software                 06/01/1998  03/31/1999     100%
       Assessment of Hardware   07/01/1998  08/15/1998     100%
       Remediation/Testing of
       Hardware                 11/01/1998  06/30/1999     100%
  Non-IT Systems:
       Assessment               06/01/1998  03/31/1999     100%
       Remediation/Testing      11/01/1998  10/31/1999     97%

  The Company prepared and mailed a Year 2000 readiness survey to numerous third party suppliers and service providers upon which the Company relies for various goods and services. As of August 31, 1999, the Company has received responses from 60% of those mailed. Of those responding, 85% stated that they are either currently compliant or anticipate that they will be compliant by December, 1999. The Company is currently evaluating all non-respondents where contingency plans are being developed or have been developed for each critical supplier to either build inventory or use alternative vendors and suppliers.

  As previously stated, the committee has specific contingency plans, where necessary, to mitigate the potential risks associated with non-readiness of key suppliers and vendors, as well as, information technology and non-information technology areas. Based on an analysis of vendor responses, location of vendors and individual product profit importance to the Company, the Company is adding to inventory balances by December 1999 to add to available supply, which is normally 60-90 days of finished goods. In addition, alternate suppliers have been identified to alleviate potential problems in procuring critical suppliers and inventory necessary for ongoing production and operations. The Company as a part of its normal operating plan contracts with a third party for backup computer hardware service in the event of a failure or serious interruptions of its on-site operations. Additionally, the Company tests manual procedures for order processing during scheduled system downtime to ensure that they are current.

  The Company's international subsidiaries in Taiwan, Hong Kong and Canada currently have IT systems that are Year 2000 compliant. The
  Company cannot assure that all third party vendors with which its subsidiaries rely on are in compliance or will be by December, 1999. Such third party vendors would include local governmental agencies, utilities, communication systems and miscellaneous supply vendors. The Company's base U.S. business is the key supplier of inventory products to all subsidiaries. Specific contingency plans have not been formalized to address all non-compliant third party vendors and suppliers. The Company believes its Year 2000 readiness in the U.S. will be a primary determinant of how effectively and efficiently its subsidiaries will be able to address non-compliant issues if necessary.

  Costs for implementing the Year 2000 project are not expected to exceed $300,000 over the two year fiscal period of 1998 and 1999 and are not expected to materially affect results of operations, liquidity, or the financial position of the Company. Expenditures relating to Year 2000 to date are estimated to be $240,000, due primarily to software remediation, and were funded through operating cash flows. Other IT projects and initiatives have not been adversely affected by the Company's resources allocation to the Year 2000 project. The Company currently believes that it is addressing Year 2000 issues on a timely and adequate basis according to suggested methodologies and procedures. Although the Company is addressing the Year 2000 issue and plans to monitor its progress through completion, there can be no assurance that total compliance internally as well as with third party vendors and suppliers will be achieved.

  Certain statements in this Management's Discussion and Analysis section contain forward-looking information. These statements are based on current expectations, and actual results could differ materially. Important factors that could cause actual results to differ materially from those projected in forward-looking statements include, but are not limited to the following: Consultants' (or Distributors') sales activity levels, recruiting of new Consultants and Distributors, changes in senior management, new product introductions, protection of intellectual property rights and third party infringement, changes in U.S. or international economic conditions, results of international operations including governmental, regulatory, political and foreign exchange rate impacts, results of operations in new markets, global and domestic expansion efforts, capital resources and ability to obtain necessary financing, market risks, and risks and costs related to the Year 2000.

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

  There has not been a material change in the Company's exposure to interest rate risk on investments and foreign currency rate changes since November 30, 1998. Changes to market risk as it relates to interest rate changes on the Company's financing activities has been minimal. At November 30, 1998, the Company had a $7,600,000 outstanding balance under a line of credit. The interest rate was based on a LIBOR rate plus a spread that adjusted with the debt ratio. During the second quarter of 1999, the Company repaid this line of credit. The Company currently has a three-year note and security agreement with an outstanding balance of $4,202,900 at August 31, 1999 that may be subject to market risk if there were to be interest rate changes. The current borrowing under the facility is at 8.75%. If the rate were to increase to 9.25% and the amount outstanding remained the same, incremental interest expense would reduce earnings before taxes by $21,015 annually. At August 31, 1999, the Company also had a five year term note with a balance of $2,972,400 and a ten year note with a balance of $5,776,700; both have a fixed interest rate and are thus not subject to interest rate volatility.

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


                            BeautiControl, Inc.

                               (Registrant)



  Date:   10/15/99                    /s/ RICHARD W. HEATH
                                          Richard W. Heath
                                          Chairman, Executive Committee
                                          & Chief Executive Officer




  Date:   10/15/99                    /s/ M. DOUGLAS TUCKER
                                          M. Douglas Tucker
                                          Senior Vice President-Finance