Form 10-K405
period 1999-11-30
BEAUTICONTROL COSMETICS INC
filed 2000-02-28
CIK 788330

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                 FORM 10-K


      X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended November 30, 1999 OR Commission File Number  0-14449

                             BeautiControl, Inc.
             (Exact name of registrant as specified in its charter)

               Delaware                                 75-2036343
 (State or other jurisdiction of       (I.R.S. Employer Identification number)
  incorporation or organization)

     2121 Midway, Carrollton, TX                      75006
(Address of principal executive offices)            (Zip Code)

                                 972/458-0601
              (Registrant's telephone number including area code)

  Securities registered pursuant to Section 12(b) of the Act:

  None

  Securities registered pursuant to Section 12(g) of the Act:

  Common Stock, $.10 par value

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
  Yes    [X]         No

  Indicate by check mark if disclosure  of delinquent filers pursuant  to
  Item 405 of Regulation S-K ('229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  Aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the registrant as of February 4, 2000, computed by reference to the closing sale price of the registrant's Common Stock on the NASDAQ National Market System on such date, was approximately
  $15,140,844.

  Number of shares of the registrant's Common Stock outstanding as of February 4, 2000: 7,231,448.

                 DOCUMENTS INCORPORATED BY REFERENCE

  1. Certain portions of the registrant's definitive Proxy Statement in connection with the 1999 Annual Meeting of Stockholders to be held on April 11, 2000, are incorporated by reference into Part III of this report.


  PART  I

  Item 1.  Business
  General

  BeautiControl, Inc. is a manufacturer and direct seller of skin care, cosmetics, nutritional supplements, nail care, toiletries, fragrances, beauty supplements and related products. The Company sells its products through independent sales persons called "Consultants" (or "Distributors"), who purchase the products from BeautiControl and then sell them directly to consumers in the home or workplace. Products and image services are provided to clients via an independent sales force in the United States, Taiwan, Hong Kong, Canada and Puerto Rico. The Company's three primary geographic operating segments consist of the following: North America which includes the United States and Canada, Asia Pacific which includes Taiwan and Hong Kong and Eventus International which currently operates in the United States.

  The Company makes available to its Consultants the option to purchase image tools to assist them in providing personalized services to existing and prospective clients. Skin Condition Analysis utilizes the patented product "Skin Sensors" to assist the Consultant in analyzing the customer's skin condition. This enables the Consultant to recommend the specific customized skin care regimen required to meet the individual needs of each consumer.

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

  Products

  The Company's products consist of skin care, cosmetics, nutritional supplements, nail care, toiletries, fragrances, beauty supplements and related products.

  The Company believes that skin care and cosmetic products sold at retail may generally be grouped in three price categories: the least expensive are generally sold in drug stores and supermarkets; moderately priced and premium priced products are generally sold in leading department stores and specialty shops. Although the Company's skin care products and cosmetic makeup products are considered by the Company to be comparable in quality and image to premium priced products, the Company recommends that Consultants sell the Company's products at suggested retail prices which the Company believes are equivalent to those moderately priced products sold in leading department stores and specialty shops.

  The Company's subsidiary Eventus International, Inc. has nutritional supplement products, including a line of advanced nutritional supplements known as nutraceuticals, that use formulas designed to increase total wellness. Certain product lines are believed to enhance the immune system using a proprietary ingredient called Veraloe[TM] which is not found in retail outlets or drug stores.

  BeautiControl, Inc. also has a health and beauty supplements line, WITHIN BEAUTY[TM]. This product line includes hair and nail supplements, skin condition supplements and supplements designed for the different stages of a woman's life. The Company also provides SlenderGenics, a weight management system, and PMS Support Complex to its health and beauty product line. The SlenderGenics system includes a metabolic booster supplement and appetite satisfying wafers. PMS Support Complex contains beneficial vitamins, minerals and herbs to help reduce the negative physical and emotional symptoms of PMS.

  During 1999, the Company introduced new products in all geographic areas. Cell Block-C P.M. Cell Protection, Regeneration Retinol PM Skin Treatment, Sheer Rain, Spa Collection, and Menswear bath and body products. In the Asia Pacific and Eventus businesses, the Company introduced nutritional products that included Veraimmune[TM], an all natural daily immune stimulator, LeanTrek[TM], a meal replacement diet product and LipoLock[TM], a fat absorbing product.

  Marketing and Distribution

  The Company's skin care, cosmetics, nutritional supplements and related products are sold through Consultants (or Distributors) who are independent contractors, not employees of the Company. As of November 30, 1999, the total Consultant and Distributor count was 73,229.

  Consultants may sell the Company's products one-on-one, to groups of people or through home demonstrations called Skin Care and Color
  Parties  or  Clinics  ("Clinics").     Additionally,  Consultants   are
  encouraged to market the products through personal consultations and product brochure sales in order to utilize multiple selling opportunities.

  In order to provide immediate product delivery, Consultants may maintain a small inventory of products. Consultants make their own payment arrangements with their customers. The Company processes credit card payments to Consultants for selected credit cards, presently MasterCard, Visa, Novus/Discover Card and American Express.

  The Company sells its products to its Consultants generally on a payment-in-advance basis. Consultants pay for the Company's products by wire transfer, Western Union Quick Collect, money order or credit card, and selectively by personal check. Additionally, the Company offers occasional product programs that may allow credit terms of up to 45 days to approved Consultants.

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

  During 1999 in the U.S., the Company relied primarily upon United Parcel Service and United States parcel post and mail to ship products from its distribution facility in Farmers Branch, Texas. The Canadian subsidiary utilizes United Parcel Service and Canada Post. The Taiwan and Hong Kong Branch orders are either picked up on-site or delivered by a local service.

  In the U.S. Client Connection Program, direct mailings to consumers are made by the Company approximately five to six times a year. This direct mailing program allows the Company to communicate directly with the consumer and encourages the consumer to contact their Consultant to reorder the Company's products.
  Product orders from the Company can be made by mail, fax, telephone and on-line services.

  In 1999, the Company introduced BeautiNet Plus[TM] in the United States, an on-line service provided to Consultants. It enables Consultants to place orders and recruit on-line. In addition, Eventus International products may be purchased online at www.Eventusnet.com.

  The sales efforts of Consultants are also supported through Company-sponsored seminars and sales conferences held several times each year in various locations.

  Manufacturing

  The Company's manufacturing facility is located in Carrollton, Texas where it manufactures or assembles the majority of products sold.

  Of the Company's sales, approximately 21.5% was comprised of items produced by various unaffiliated manufacturers. Such outside manufacturers are utilized when the Company believes that such firms are able to manufacture products according to Company specifications less expensively than the Company.

  Materials used in the Company's skin care, cosmetic and beauty supplements products consist primarily of readily available ingredients, containers and packaging materials. Such raw materials and components used in goods manufactured and assembled by the Company are available from a number of sources. To date, the Company has been able to secure an adequate supply of raw materials and components for its manufacturing facility. The Company endeavors to maintain relationships with backup suppliers in an effort to ensure that no interruptions in the Company's operations are likely to occur.

  The Company's manufacturing facility includes microbiology/quality control and product development laboratories. These laboratories are intended to facilitate and expedite quality control and to continue the development of new products for the Company. The Company continually engages in research and development activities to improve its existing products and to develop new products. The amount spent on research and development activities on the formulation and improvement of Company products was $1,070,000 in 1999, $933,000 in 1998 and $918,000 in 1997.
  Expenditures included in these amounts consist of the following direct costs: materials consumed, depreciation of equipment used in development activities, labor, and contractual services performed by outside parties for product testing. Research and development activities are primarily conducted on product and packaging design for the Company's skin care, nutritional supplements, cosmetics, fragrance and beauty supplements.

  Employees

  At February 1, 2000, the Company employed 320 persons in North America and the Asia Pacific region of which 38 were engaged in the manufacture and assembly of the Company's products. None of the Company's employees are represented by a union and the Company considers its employee relations to be good. All key employees are required to enter into an agreement with the Company whereby each employee agrees to maintain the confidentiality of customer lists and other confidential or proprietary information.

  Trademarks and Patents

  The Company has registered all its trademarks and servicemarks in the United States and has registered or is in the process of registering its principal trademarks and service marks in Canada, Taiwan, Hong Kong and many other countries. The Company has the exclusive right to distribute the Skin Condition Analysis product "Skin Sensors" worldwide with the option to renew this exclusive right each year. The Company is licensed to use the following trademarks: "Skinlogics", "Sunlogics" and "Nailogics". The Company has a patent on the formulas for its "REGENERATION and REGENERATION5", alpha-hydroxy acid based, products.

  Competition

  The cosmetic and nutritional supplement industries are highly fragmented and competitive markets which are sensitive to changing consumer preferences and demands. There are many large and well known companies that manufacture and sell broad lines of skin care, cosmetic products and nutritional supplements through retail establishments. The Company competes with a number of direct sales companies who market skin care and cosmetic products and nutritional supplements. The Company also competes with other direct sales companies in attracting new Consultants. Many companies market products which have stronger brand recognition than the Company's products and many cosmetics companies are larger and have substantially greater resources than the Company.

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

  Regulation

  The Company is subject to regulation by the United States Food and Drug Administration and the Bureau of Alcohol, Tobacco and Firearms of the Treasury Department, as are other marketers and manufacturers of cosmetic and nutritional supplement products. The Company's advertising and sales practices are subject to the jurisdiction of the Federal Trade Commission. In addition, the Company is subject to numerous federal, state, and local laws relating to marketing and to the content, labeling and packaging of its products. The Company's Asia Pacific businesses are regulated by the respective Departments of Health, the Fair Trade Commissions and various other governmental agencies and trade organizations of the countries in the region.

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

  Item 2.  Properties.

  The Company's domestic corporate headquarters is located in Carrollton, Texas, in a building owned by the Company. The manufacturing and warehouse facility is also located in Carrollton, Texas. The Company leases this building under a lease that expires in 2004. The Company's distribution center is housed in a leased building in Farmers Branch, Texas, under a lease expiring in 2004. Both leases, at the Company's option, may be extended for an additional five years at the fair market rental rate in effect at the time for properties of equivalent use and size in the area. The Company also leased an additional warehouse facility in 1997 which is located in Carrollton, Texas; this lease expired in September 1999. The Canadian subsidiary, located in Burlington, Ontario, leases a combined office and distribution facility that expires in 2001. The Company's Taiwan branch has a leased facility in Taipei, Taiwan, that expires in 2000 with first rights to renew upon expiration. The Company's Hong Kong branch leased a facility starting in December 1998 and expiring in 2003.

  Item 3.  Legal Proceedings.

  Neither the Company nor its subsidiaries is a party to any pending proceedings which in Management's opinion, would have a material adverse effect on the financial position, results of operations or cash flows of the Company.

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

                             1999                    1998
                        ---------------        --------------
                        High        Low        High       Low
                        -----      -----       -----     -----
  First Quarter        $6.625     $5.500      $8.625    $7.125

  Second Quarter        6.000      4.313      10.250     8.125

  Third Quarter         4.875      3.625      10.000     6.125

  Fourth Quarter        5.250      2.750       8.000     5.375


  As of February 7, 2000, there were approximately 1,789 shareholders of record of the common stock, including nonobjecting beneficial holders whose stock is held in nominee or street name by broker.

  During 1999, cash dividends were paid at a rate of $.105 per share for the first and second quarters and $.015 per share for the third quarter. No cash dividends were declared for the fourth quarter. Cash dividends were paid in each quarter of 1998 at a rate of $.105. The Company's ability to pay cash dividends in the future will depend upon the future earnings and financial position of the Company and such other factors as the Board of Directors may deem appropriate.

  Item 6 - Selected Financial Data
  (In thousands, except per share data)


  BEAUTICONTROL, INC. AND SUBSIDIARIES


                                        Years ended November 30,
                           1999       1998      1997       1996       1995
                          -------    -------   -------    -------    ------
  STATEMENT OF
  OPERATIONS DATA:
  Net sales               $65,349    $72,163   $69,421    $80,108    $74,679
  Income (loss) from
   operations            ($12,911)   ($4,723)     $424     $8,158     $7,114
  Net income (loss)      ($11,569)   ($3,162)     $124     $5,401     $4,702


  Net income (loss)
   per common share        ($1.60)    ($0.49)    $0.02      $0.93      $0.73
  Net income (loss)
   per common share-
   assuming dilution       ($1.60)    ($0.49)    $0.02      $0.90      $0.70
  Dividends per share      $0.225      $0.42     $0.42      $0.42      $0.42


  BALANCE SHEET DATA:
  Total assets            $35,196    $42,016   $29,356    $33,910    $29,354
  Working capital             803      9,656     7,391      9,436      3,350
  Long-term debt            6,443      1,221     1,200      3,900      1,400
  Stockholders' equity      8,490     22,439    17,882     19,311     17,318

  CONSULTANT DATA:
  Number of consultants
   at fiscal year end      73,229     63,205    49,413     50,897     45,745(1)


  (1) Excludes Consultants from certain test programs.

  Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

  BeautiControl, Inc. (the Company) is a manufacturer and direct seller of skin care, cosmetics, nutritional supplements, nail care, toiletries, fragrances, beauty supplements and related products. The Company sells its products through independent sales persons called "Consultants" (or "Distributors"), who purchase the products from BeautiControl and then sell them directly to consumers in the home or workplace. Products and image services are provided to clients via an independent sales force in the United States, Taiwan, Hong Kong, Canada and Puerto Rico. Sales figures are based on orders shipped less returns.

  1999 SUMMARY OF CHANGES

  During the first quarter of 1999, the Company introduced a new earnings opportunity for BeautiControl in the United States and Taiwan branch called the Fast Track Plan. The compensation plan provides immediate earnings opportunities for both existing and new Consultants. The plan emphasizes recruiting by offering additional entry options and incorporates a structured training program for Consultants.

  During the second quarter, the Company launched the opening of its two new subsidiaries. On March 1, 1999, the Company opened its second Asia Pacific branch in Hong Kong. In Hong Kong, products are sold through independent Distributors. The product line includes skin care, cosmetics, toiletry products, image accessories and nutritional supplements. In April 1999, the Company officially began operations in the United States of its wholly owned subsidiary Eventus International, Inc. This business operates in the network marketing segment of the direct selling industry and its products are sold through independent Distributors. Eventus offers leading edge nutraceutical products that include more than 20 varieties of nutritional supplement products.

  During the third quarter, the Company introduced BeautiNet Plus in the United States, an online service available to its Consultants. This innovative service allows Sales Consultants to place orders and recruit online. This internet site also allows Consultants to easily obtain the latest information on new products, promotions, programs and events. BeautiNet Plus helps Consultants manage their business by tracking the activity of Consultants in their downlines, maintaining customized information on their clients and providing access to personal sales, earnings and recruiting history. Starting March 1, 2000, the Company will also provide its Consultants with the ability to set up personal web pages, where their clients can shop online 24 hours a day, seven days a week on their own personal web sites.

  In the fourth quarter, the Company announced that it had hired Sheila O'Connell Cooper as President and Chief Operating Officer. Shortly after her arrival, she was elected as a member of the Board of Directors. Prior to joining the Company, Ms. Cooper was most recently Executive Vice President of Mary Kay Inc., a member of the Board of Directors and a member of its Executive Committee. Since Ms. Cooper's arrival, she has led the reorganization of the Company's operations which include changes in the internal management of the business, strategy and staffing in addition to reducing various other overhead costs for each of the operating entities.

  RESULTS OF OPERATIONS OF THE COMPANY

  Fiscal 1999 compared to 1998
  Consolidated net sales for 1999 were $65,349,000 compared with $72,163,000 in 1998. This was due to a decrease in sales in North America primarily resulting from soft sales in the direct sales industry. The overall decrease was partially offset by the opening of the Hong Kong branch in the Asia Pacific region and Eventus International, Inc. Also impacting sales were increased product returns in the Company's North America segment which experienced the maturation of its inventory buy back policy initiated in 1997 and as new business operations became more established.

  Gross profit margins were 72.5% in 1999 compared with 70.0% in 1998. North America experienced improved margins primarily as a result of a 1998 recruiting incentive that was not repeated in 1999. The promotion offered a reduced entry cost on low margin demonstration kits sold to new Consultants. Partially offsetting improved margins in 1999 were the effects of inventory reserves related to the Asia Pacific and Eventus segments. Inventory reserves established for new business segments during 1999 were $2,049,000 for excess inventory quantities and product line changes.

  Selling, general and administrative expenses as a percent of sales increased to 92.3% in 1999 from 76.6% in 1998 resulting from a decline in sales and an increase in costs. New business operating and expansion costs increased by $5,723,000 due to the opening of the Company's Eventus and Hong Kong subsidiaries. In addition, $1,262,000 in severance costs were incurred as a result of the Company's plan to improve operations.

  Other income and expense decreased to ($684,000) in 1999 from ($146,000) in 1998. This was due primarily to an increase in interest expense for 1999 compared to 1998.

  Income tax benefit increased to ($2,026,000) in 1999 from ($1,707,000)
  in 1998.   Offsetting tax benefits  for 1999  was a  valuation reserve against net deferred tax assets in the amount of $3,164,000.

  Fiscal 1998 compared to Fiscal 1997
  Net sales for 1998 were $72,163,000 compared with $69,421,000 in 1997.
  The year's consolidated sales growth was attributed to the added Taiwan business that opened in January 1998. Sales in North America were down in 1998 due to an adverse impact on sales and recruiting activity believed to be caused by a favorable economy of low unemployment which creates a challenging environment for new recruiting opportunities.

  Gross profit margins were 70.0% in 1998 compared with 72.6% in 1997. The change in margins was primarily a result of increases to obsolete inventory reserves. In 1998, the Company provided for non-cash write-downs of $2,140,000 for inventory. This was due to excess supply of dated inventory for a product line introduced in 1996. In addition, new developments planned for the North American business in early 1999 made certain products obsolete which required additional inventory write-downs. Also affecting profit margins in 1998 was the spring recruiting drive during the second quarter. The promotion offered a reduced entry cost on low margin demonstration kits sold to new Consultants.

  Selling, general and administrative expenses as a percent of sales increased to 76.6% in 1998 compared with 72.0% in 1997. The increase in costs was largely due to higher commission expense resulting from the addition of the Taiwan business. Total Company commissions as a percent of sales were 3.2% higher in 1998 versus 1997. Promotion costs increased $887,000 or 1.2% of net sales in 1998 compared with 1997 as a result of the Company's spring recruiting drive which occurred in the second quarter of 1998. Expansion and development costs also increased during 1998 due to the opening and continued development of the Taiwan branch, expansion into Hong Kong and the establishment of a new Company in the U.S., Eventus[TM] International, Inc. Total expansion costs for 1998, affecting selling, general and administrative costs, were $3,829,000 compared with $3,056,000 in 1997.

  Primarily as a result of business expansion and inventory write-downs, net losses were ($3,162,000) or ($.49) per common share in 1998 compared with net income of $124,000 or $.02 per common share in 1997. The income tax benefit for 1998 was ($1,707,000) compared to a provision of $274,000 in 1997. The effective tax rate was affected by state franchise tax partially offset by a foreign operations net loss.

  LIQUIDITY AND CAPITAL RESOURCES
  Historically, the Company's funding needs have been for normal operating expenses, capital expenditures and business expansion. Funding has primarily been supported through cash flow from operations borrowings and, when needed, through the sale of investments. During 1999, primarily as a result of continued business expansion costs, net losses were $11,569,000 and net cash used in operating activities was
  $3,235,000.    Additionally,  at  November  30,  1999,  cash  and cash
  equivalents and investments decreased  to $5,126,000 from  $11,497,000
  at November 30, 1998.   During 1999, the Company entered  into various
  credit arrangements in  order to retire  existing unsecured borrowings
  and obtain  long-term credit  availability.   Additionally, during the
  fourth quarter of 1999, the Company implemented certain organizational changes and cost reductions expected to improve operations in fiscal 2000. The Company's position on future cash needs in the year 2000 is
  expected to lessen   as   a   result  of these  changes in addition to
  decreased  cash  usage  in new business  initiatives and related start
  up   costs  as the    Company   reaches the  conclusion of its current
  geographical business  expansion.   Even  though the  Company believes
  its existing liquidity condition and credit arrangements will be adequate to cover cash requirements in fiscal 2000, it can provide no assurance that net losses and a decrease in its liquidity position might not
  occur in fiscal  2000.   If   this  occurred,  the   Company  could be
  required to further  liquidate  cash   equivalents  and   investments,
  to attempt to obtain additional financing  through   new  or  existing
  credit arrangements, to    make  additional  organization  changes  to
  further  reduce  costs   and expenses or to liquidate assets to obtain
  operating cash.

  Working Capital at November 30, 1999, was $803,000 compared with $9,656,000 at November 30, 1998. Combined cash and short-term investments decreased by $4,107,000 in 1999 due to a decrease in revenues and the sale of investments to fund operations and new business developments. Cash and short-term investments in 1998 were higher as a result of $9,912,000 in cash received through a private equity placement during the third quarter of 1998. Net inventory levels decreased by $1,079,000 due to obsolete inventory reserves that were created during 1999 for the Company's new subsidiaries. Accrued liabilities increased by $2,556,000 in 1999 primarily as a result of expensed severance costs and reserves for product returns. Deferred income increased by $901,000 in 1999 caused by a change in orders not yet shipped and unearned revenues on future training for Consultants and Distributors.

  The Company had a secured term loan outstanding with balances of $2,907,600 and $1,400,000 at November 30, 1999, and at November 30,
  1998, respectively. The term loan had a maximum borrowing amount of $3,120,000 at November 30, 1999. A specific asset of the Company was used to secure the term loan. The loan had a fixed rate of interest of 7.72% and had monthly principal payments of $21,689. The term loan required compliance to amended covenants that had obligated the Company to meet certain financial ratios. The Company had consented to accelerate the maturity date of the term loan to April 5, 2000, as part of an agreed upon arrangement between the Company and the Lender. On February 14, 2000, the Company sold the asset securing the term loan. A portion of the proceeds were used to extinguish the balance of the loan at February 14, 2000 for the amount of $2,873,600 including principal and interest. In connection with the asset sale, the Company will record a gain of approximately $2,000,000 in fiscal 2000.

  On May 5, 1999, the Company entered into a three-year note and security agreement secured by certain assets of the Company bearing interest at the prime rate plus .5% (9.5% at November 30, 1999). The agreement provides for a maximum credit availability of $7,000,000 dependent upon the value of the Company's inventory. At November 30, 1999, the maximum available credit was $4,693,000. At November 30, 1999, the outstanding principal under the note and security agreement was $4,146,900. The outstanding principal includes a $1,110,500 balance on a three-year note with a four- year amortization and monthly principal payments of $26,749 and a $3,036,400 balance on a revolving loan agreement. The weighted average interest rate through November 30, 1999 was 8.58%. The note and security agreement subjects the Company to certain amended financial and informational covenants with which the Company was in compliance at November 30, 1999 and expects to be in compliance with through fiscal 2000 and beyond. The revolving loan agreement expires in May 2002. Amounts outstanding under the revolving loan agreement are classified as current due to a requirement of the Company to maintain a blocked account in favor of the lender.

  On May 24, 1999, the Company obtained asset financing in the amount of $5,800,000 secured by certain real estate. The asset financing is a ten-year note amortized over a twenty-two year period bearing a fixed interest rate of 8.33% with monthly payments of principal and interest of $47,988. A balloon payment of $4,378,000 is due June 1, 2009. At November 30, 1999, the outstanding balance on the asset financing was $5,752,900. As part of this arrangement, the Company is required to hold a restricted escrow balance of $850,000. The escrow balance is classified in Other Assets on the Consolidated Balance Sheet.

  Effective May 26, 1999, the Company used proceeds received from other borrowings to extinguish its unsecured line of credit. Prior to that, the balance at May 26, 1999 was $1,000,000 compared with $7,600,000 at November 30, 1998.

  Even though the Company did not repurchase any of its common stock in 1999, it remains approved by the Board of Directors to purchase up to 1,000,000 additional shares of its common stock.

  The Company's capital expenditures for 1999 totaled $3,131,000 compared with $1,970,000 in 1998. The majority of capital improvements were for the new Hong Kong and Eventus businesses, manufacturing and transportation equipment. The Company anticipates that its 2000 capital purchases will be significantly less than 1999 levels of spending as the Company reaches its final stages of business expansion. Capital expenditures are expected to be funded through operating cash flows, additional financing or working capital.

  Year 2000 Issues

  The Company had initiated a task force committee to address Year 2000 issues. The committee's purpose was to direct the project for assessment, remediation and implementation of solutions and contingency plans related to Year 2000 issues. The project plan addressed information technology systems (IT systems) such as computer software and hardware and non-information technology systems (Non-IT systems) such as manufacturing and distribution equipment, utilities and facilities. In addition, the plan addressed Year 2000 issues relating to third parties with which the Company has a material relationship. Although not all third party suppliers and service providers responded on anticipated compliance prior to January 1, 2000, the Company has not experienced, and does not anticipate any material problems with its major vendors in the future.

  The Company will continue to monitor for potential risks that have not yet been detected from key suppliers and vendors, as well as, information technology and non-information technology areas. The Company, as a part of its normal operating plan, continues to contract with a third party for backup computer hardware service in the event of a failure or serious interruptions of its on-site operations.
  Additionally, the Company continues to test manual procedures for order processing during scheduled system downtime to ensure that they are current.

  Costs for implementing the Year 2000 project were $234,900 over the two- year fiscal period of 1998 and 1999 and did not materially affect results of operations, liquidity, or the financial position of the
  Company. Expenditures relating to Year 2000 were primarily for software remediation, and were funded through operating cash flows. Other IT projects and initiatives were not adversely affected by the Company's resources allocation to the Year 2000 project. Although the Company has addressed the Year 2000 issue and plans to monitor its progress through the year 2000, there can be no assurance that total compliance internally as well as with third party vendors and suppliers has been achieved.

  Item 7A - Quantitative and Qualitative Disclosure About Market Risk The Company may be exposed to certain market risk as it relates to interest rate changes and foreign currency fluctuations. The Company may periodically use foreign exchange derivatives, when appropriate to manage exchange rate risks. At present, the Company is not engaged in the use of financial derivative instruments.

  Interest Rate Risk
  The Company has market risk exposure to interest rate fluctuations on its investments and debt. The Company's investment strategy is to invest in primarily low risk, secure investments with a maturity structure that varies over time. Currently, the Company invests excess cash until needed for business operations. Investments are not held for trading purposes. At November 30, 1999, the Company held high grade, government securities that are laddered in maturity from 14 months to 24 months. Total investments at November 30, 1999, were $3,327,000, all of which were classified as short-term. The Company believes that market interest rate changes would not impose a high level of risk to investment principal. If interest rates were to increase one percentage point, total value of investments in government securities might result in a decline in value by $57,000. At November 30, 1998, the Company had short-term municipal bonds of which $6,068,000 were short-term. In addition the Company had $2,215,000 in bond investments that were laddered in maturity from 13 to 29 months. Due to the short-term nature of bonds classified as short-term, the Company believes the impact on market value would not have been material. For the long-term bonds a one percentage point increase in market interest rate might have resulted in a reduction in value by $36,000.

  The Company's  debt is  structured using  a combination  of fixed  and floating interest rates. At November 30, 1999, the Company had $4,146,900 outstanding under a three-year note and security agreement that has an interest rate of prime plus .5%. The weighted average interest rate for 1999 was 8.58% If the weighted average interest rate for fiscal 2000 were to increase by one percentage point to 9.58% with the balance of outstanding debt remaining at $4,146,900, incremental interest expense would be $41,500. The Company also has a secured term loan and asset financing that have fixed rates of interest and are thus not subject to interest rate volatility. The fair value of the term loan and asset financing is subject to market risk volatility. If interest rates were to change by 1.0%, the Company believes the impact on fair value would not be material. At November 30, 1998 the Company had $6,000,000 outstanding under a line of credit which had an interest rate based on a LIBOR rate plus a spread that adjusted with the debt ratio. The weighted average interest rate for 1998 was 6.99%. If the interest rate were to have increased by 10% to 7.69% during 1999 with the balance remaining constant at $6,000,000, incremental interest expense would have been $42,000 in fiscal 1999. The Company also had a five-year bank loan of $2,900,000 with a fixed interest rate and thus not subject to interest rate volatility. If interest rates were to have changed by 1.0%, the Company believes the impact on fair value would not have been material.

  Exchange Rate Risk
  The Company engages in intercompany transactions that primarily consist of the sale of inventory to its subsidiaries in Canada, Taiwan and Hong Kong. As a result, the Company is exposed to movements in foreign currency exchange rates. The accounts receivable associated with intercompany sales transactions are U.S. dollar denominated. The corresponding accounts payable on the subsidiary financial statements are recorded at the functional currency of each respective country. At the end of each month, the subsidiary translates the accounts payable balance at the exchange rate on the balance sheet date. Adjustments resulting from these translations are recorded through income.

  At November 30, 1999 and 1998, the Company had current accounts receivable balances due from its subsidiaries. If aggregate exchange rates of subsidiary foreign currencies were to all decrease 10%, the translation adjustment might result in a decrease to subsidiaries earnings by $264,100 and $89,900 for fiscal 2000 and 1999 respectively.

  The Company also has accounts payable balances due to its subsidiaries which are denominated in the functional currency of the subsidiary. The balances and short-term nature of these payables significantly reduce the exposure to changes in foreign currency rates. The Company believes that any foreign currency risk on these balances is not material.

  Certain statements in this Management's Discussion and Analysis section contain forward-looking information. These statements are based on current expectations, and actual results could differ materially. Important factors that could cause actual results to differ materially from those projected in forward-looking statements include, but are not limited to the following: Consultants' (or Distributors') sales activity levels, recruiting of new Consultants and Distributors, services of or changes in certain members of senior management, new product introductions, protection of intellectual property rights and third party infringement, changes in U.S. or international economic conditions, results of international operations including governmental, regulatory, political and foreign exchange rate impacts, results of operations in new markets, global and domestic expansion efforts, capital resources and ability to obtain necessary financing, market risk, and risks and costs related to the Year 2000.

  Item 8 - Financial Statements and Supplementary Data

                      REPORT OF INDEPENDENT AUDITORS

  Board of Directors and Stockholders
  BeautiControl, Inc.

  We have audited the accompanying consolidated balance sheets of BeautiControl, Inc. and Subsidiaries as of November 30, 1999 and 1998, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended November 30, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. In 1998, we did not audit the financial statements of BeautiControl Taiwan, Inc., Taiwan Branch, a wholly-owned branch, which statements reflect total assets constituting 6.7% at November 30, 1998 and total revenues constituting 6.9% for the year ended November 30, 1998, of the related consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for BeautiControl Taiwan, Inc., Taiwan Branch as of November 30, 1998 and for the year then ended, is based solely on the report of the other auditors.

  We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

  In our opinion, based on our audits and, for 1998, the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of BeautiControl, Inc. and Subsidiaries at November 30, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended November 30, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                           Ernst & Young LLP
  Dallas, Texas
  December 30, 1999

  except for Note G, as to which the date is February 14, 2000

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




                           PricewaterhouseCoopers


  Taipei, Taiwan, Republic of China
  December 15, 1998

                   BEAUTICONTROL, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In Thousands Except Per Share Amounts)


                                                YEARS ENDED NOVEMBER 30,

                                              1999       1998       1997
                                             ------     ------     ------
 Net sales                                  $65,349    $72,163    $69,421
 Cost of goods sold                          17,943     21,633     19,005
                                             ------     ------     ------
  Gross profit                               47,406     50,530     50,416


 Selling expenses                            33,735     35,793     31,755
 General and administrative expenses         26,582     19,460     18,237
                                             ------     ------     ------
                                             60,317     55,253     49,992
                                             ------     ------     ------
  Income (loss) from operations             (12,911)    (4,723)       424


 Other income and expenses
  Interest income                               341        149        146
  Interest expense                             (877)      (430)      (302)
  Other, net                                   (148)       135        130
                                             ------     ------     ------
                                               (684)      (146)       (26)
                                             ------     ------     ------
 Income (loss) before income taxes          (13,595)    (4,869)       398

 Income taxes (benefit)                      (2,026)    (1,707)       274
                                             ------     ------     ------
 Net income (loss)                         ($11,569)   ($3,162)      $124
                                             ======     ======     ======

 Net income (loss) per common
  share - basic                              ($1.60)    ($0.49)     $0.02

 Weighted average common shares - basic       7,231     6,395       5,906

 Net income (loss) per common
  share-assuming dilution                    ($1.60)    ($0.49)     $0.02

 Weighted average common shares -
  assuming dilution                           7,231     6,395       6,154


 The accompanying notes are an integral part of these financial statements.

               BEAUTICONTROL, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS
             (In Thousands Except Shares Information)


                                                     November 30,
                                                  1999         1998
                                                 ------       ------
 CURRENT ASSETS

 Cash and cash equivalents                      $ 1,799      $ 3,165
 Investments                                      3,327        6,068
 Accounts receivable-trade net of allowances
  of $723 in 1999 and $759 in 1998                  602          738
 Inventories                                     10,540       11,619
 Deferred income taxes                            3,296        2,229
 Income tax receivable                              222        1,981
 Other current assets                               944        1,177
                                                 ------       ------
  Total current assets                           20,730       26,977

 PROPERTY AND EQUIPMENT, AT COST
 Land                                               766          766
 Office building                                  4,433        4,301
 Office furniture and equipment                  10,700        9,324
 Machinery and equipment                          7,719        7,040
 Leasehold improvements                           1,924        1,535
 Transportation equipment                         3,273        2,718
                                                 ------       ------
                                                 28,815       25,684
 Less accumulated depreciation
  and amortization                               17,866       15,465
                                                 ------       ------
   Property and equipment, net                   10,949       10,219


 OTHER ASSETS
 Cost in excess of net tangible assets
  acquired, net of amortization of
  $961 in 1999 and $894 in 1998                   1,690        1,757
 Investments                                          -        2,264
 Other, net of amortization of
  $585 in 1999 and $572 in 1998                   1,827          799
                                                 ------       ------

  Total assets                                  $35,196      $42,016
                                                 ======       ======

 The accompanying notes are an integral part of these financial statements.

                         BEAUTICONTROL, INC.
                     CONSOLIDATED BALANCE SHEETS
               (In Thousands Except Shares Information)


                                                   NOVEMBER 30,
                                                  1999         1998
                                                 ------       ------
 CURRENT LIABILITIES
 Accounts payable-trade                         $ 4,205      $ 3,669
 Current maturities of long-term debt             6,365        7,779
 Accrued commissions and awards                   2,126        2,198
 Accrued other taxes                              1,590        1,491
 Accrued liabilities                              3,753        1,197
 Deferred income                                  1,888          987
                                                 ------       ------
   Total current liabilities                     19,927       17,321

 DEFERRED INCOME TAXES                              193          791

 LONG-TERM DEBT                                   6,443        1,221

 OTHER LONG-TERM OBLIGATIONS                        143          244

 COMMITMENTS AND CONTINGENCIES                        -            -

 STOCKHOLDERS' EQUITY
   Preferred stock
    Authorized - 1,000,000 shares $.10 par
    value Issued and outstanding - none               -            -
   Common Stock
    Authorized - 20,000,000 shares, $.10 par
    value Issued - 10,940,248 in 1999 and
    10,928,998 in 1998                            1,094        1,093
   Capital in excess of par value                23,913       23,832
   Retained earnings                             14,457       28,412
   Accumulated other comprehensive                  (69)           7
                                                 ------       ------
                                                 39,395       53,344
   Less treasury stock, at cost
    (3,708,800 shares in 1999 and 1998)          30,905       30,905
                                                 ------       ------
   Total stockholders' equity                     8,490       22,439
                                                 ------       ------
   Total liabilities and stockholders' equity   $35,196      $42,016
                                                 ======       ======

 The accompanying notes are an integral part of these financial statements.

                           BEAUTICONTROL, INC.
        CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                             (In Thousands)


                                        1999         1998          1997
                                        -----        -----         -----
 Common Stock-beginning balance       $ 1,093      $   964       $   952
  Issuance of common stock                  -          120             -
  Issuance of common stock
   under stock option plans                 1            9            12
                                        -----        -----         -----
 Ending Balance                       $ 1,094      $ 1,093       $   964

 Paid in Capital-beginning balance    $23,832      $13,585       $12,720
  Issuance of common stock                  -        9,792             -
  Issuance of common stock
   under stock option plans                54          301           753
  Tax benefit                               3          154           112
  Stock option awards                      24            -             -
                                       ------       ------        ------
 Ending Balance                       $23,913      $23,832       $13,585

 Retained earnings-beginning
   balance                            $28,412      $34,218       $36,577
  Net income (loss)                   (11,569)      (3,162)          124
  Dividends                            (2,386)      (2,644)       (2,483)
                                       ------       ------        ------
 Ending Balance                       $14,457      $28,412       $34,218

 Accumulated other comprehensive
  income- beginning balance                $7          $20          ($34)
   Translation adjustment                 (35)         (13)           20
   Net unrealized gains
   (losses) on investments                (41)           -            34
                                       ------       ------        ------
 Ending Balance                          ($69)          $7           $20

 Treasury Stock                      ($30,905)    ($30,905)     ($30,905)
                                       ------       ------        ------
 Total Stockholders' Equity           $ 8,490      $22,439       $17,882
                                       ======       ======        ======

  The accompanying notes are an integral part of these financial statements.

                     BEAUTICONTROL, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In Thousands)
                                                  YEARS ENDED NOVEMBER 30,
                                                  1999      1998      1997
                                                 ------    ------     -----
  Cash flows from operating activities:
    Net income (loss)                          ($11,569)  ($3,162)   $  124

  Adjustments to reconcile net income
  (loss) to net cash provided by (used in)
  operating activities
     Depreciation and amortization                2,546     1,839     1,757
     Deferred income tax                         (1,665)     (348)       29
     Provision for losses on trade accounts
       receivable                                   169       198       369
     Provision for obsolete inventory             2,391     2,703     1,327
  Changes in assets and liabilities:
     Accounts receivable                            (33)     (234)       33
     Inventories                                 (1,312)   (1,523)      711
     Income tax receivable                        1,759    (1,254)     (727)
     Other current assets                           288      (430)      (67)
     Accounts payable                               536      (267)    1,010
     Accrued other taxes                             99      (410)   (1,099)
     Other accrued liabilities and obligations    2,520       369      (757)
     Deferred income                                901       (76)      713
     Other                                          135        56         5
                                                 ------    ------     -----
  Net cash provided by (used in) operating
   activities                                    (3,235)   (2,539)    3,428

  Cash flows from investing activities:
    Proceeds from sale of investments            11,494         -     2,843
    Purchase of investments                      (6,632)   (8,358)        -
    Purchase of property and equipment           (3,131)   (1,970)   (1,895)
    Purchase of other assets                       (131)      (33)     (122)
                                                 ------    ------     -----
  Net cash provided by (used in)
    investing activities                          1,600   (10,361)      826

  Cash flows from financing activities:
    Proceeds from issuance of common stock           55    10,222       764
    Increase (decrease) in borrowings            10,738     7,800    (2,700)
    Payment on long-term debt                    (8,020)        -         -
    Principal payments under capital lease
     obligations                                   (114)      (18)        -
    Dividends paid                               (2,386)   (2,644)   (2,483)
                                                 ------    ------     -----
  Net cash provided by (used in) financing
    activities                                      273    15,360    (4,419)
  Effect of exchange rate on cash and cash
    equivalents                                      (4)      (15)        1
                                                 ------    ------     -----
  Net increase (decrease) in cash and cash
    equivalents                                  (1,366)    2,445      (164)
  Cash and cash equivalents at beginning
    of period                                     3,165       720       884
                                                 ------    ------     -----
  Cash and cash equivalents at end of
    period                                       $1,799    $3,165      $720
                                                 ======    ======     =====
  Supplemental cash flow information:
    Income taxes                                ($2,085)     ($69)   $1,569
    Interest                                        913       321       298


  The accompanying notes are an integral part of these financial statements.

  BEAUTICONTROL, INC AND SUBSIDIARIES
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  NOVEMBER 30, 1999, 1998 AND 1997


  NOTE A - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
  POLICIES

  BeautiControl, Inc. is a manufacturer and direct seller of skin care, cosmetics, nutritional supplements, nail care, toiletries, fragrances, beauty supplements and related products. The Company sells its products through independent sales persons called "Consultants" (or "Distributors"), who purchase the products from BeautiControl and then sell them directly to consumers in the home or workplace. Products and image services are provided to clients via an independent sales force in the United States, Taiwan, Hong Kong, Canada and Puerto Rico. The Company's three primary geographic operating segments consist of the following: North America which includes the United States and Canada, Asia Pacific which includes Taiwan and Hong Kong and Eventus International which currently operates in the United States.

  Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

  Reclassifications - Certain amounts for the prior years have been reclassified to conform to the current year presentation.

  Fair Value of Financial Instruments - The carrying amounts reported in the accompanying consolidated balance sheets for cash and cash equivalents, investments, accounts receivable, accounts payable and accrued liabilities approximate fair value because of their short-term maturities. The carrying amounts reported in the accompanying consolidated balance sheets of long-term debt approximates fair value, as estimated using discounted cash flow analysis, based on the Company's current incremental borrowing rates for similar arrangements.

  Property and Equipment - Depreciation and amortization is provided for property and equipment by the straight-line method over the following estimated useful lives of the assets:

         Office building..............................30 years
         Office furniture and equipment..............3-5 years
         Machinery and equipment.................... 5-8 years
         Transportation equipment.................. 5-15 years
         Property under capital leases.................3 years

  Leasehold improvements are amortized over the lives of the respective leases or the service life of the improvements, whichever is shorter.

  Cost in Excess of Net Tangible Assets Acquired - Costs in excess of net tangible assets acquired and other intangible assets are being amortized on a straight-line basis over 40 years. Other intangible assets are included in Other Assets on the Consolidated Balance Sheet.

  Long-Lived Assets - The Company, whenever changes in circumstances indicate that the carrying amount of long-lived assets including property and equipment and costs in excess of net tangible assets acquired may not be recoverable, evaluates the existence of impairment on the basis of whether the related long-lived assets are fully recoverable from projected, undiscounted cash flows of the related business unit.

  Cash Equivalents - Investments that are short-term (generally with original maturities of three months or less) and highly liquid are considered to be cash equivalents.

  Deferred Income Taxes - Deferred income taxes are provided under the provisions of Financial Accounting Standards Board Statement No. 109.

  Foreign Currency - Balance sheet accounts of foreign operations are translated at the exchange rate at the balance sheet date. Resulting translation adjustments on short-term intercompany accounts are included in income. All other adjustments are made to accumulated other comprehensive income. Revenues and expenses are translated at average exchange rates during the year.

  Revenue Recognition - Revenue is recognized when orders are shipped. Included in deferred income are orders which are paid for but not shipped, prepaid registration fees for future meetings and prepaid training fees for future training classes.

  Product Returns - The Company guarantees the quality of its merchandise and will replace the product or refund the purchase price if products are returned by unsatisfied consumers. The Company will repurchase at cost, less a 10% restocking fee, any currently marketable merchandise purchased in the previous 12 months from any Consultant who chooses to leave the business.

  Consolidated product returns as a percent of net sales for 1999, 1998 and 1997 were 1.2% .1% and .2%, respectively. The Company provides reserves for product returns based upon historical percentages. In 1999 and 1998 inventory bought back was 0.09% and 0.07% of net sales, respectively.

  Research and Development - The Company's policy is to expense as incurred all activities engaged in the research and development of products. The amount spent on research and development activities on the formulation and improvement of Company products was $1,070,000 in 1999, $933,000 in 1998, and $918,000 in 1997. Expenditures included in these amounts consist of the following direct costs: materials consumed, depreciation of equipment used in development activities, labor, and contractual services performed by outside parties for product testing.

  Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

  Recently Issued Accounting Statements - In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS), No. 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of the effective date of FASB Statement No. 133. SFAS 137 defers the effective date of SFAS 133 Accounting for Derivative Instruments and Hedging Activities to fiscal years beginning after June 15, 2000. SFAS 133 requires that all derivatives be recognized on the balance sheet at fair value. Derivatives that do not qualify as hedges must be adjusted to fair value through income. Depending on the nature of the hedge transaction, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be recognized in current period earnings. At the present time, the Company is not engaged in any significant derivative activity and does not currently believe that the adoption of SFAS 133 will have a material impact on its financial position, or results of operations or cash flows.

  NOTE B - NET INCOME (LOSS) PER COMMON SHARE
  The Company computes  earning per  share in accordance  with SFAS  No.
  128. The following table sets forth the computation of basic and diluted earnings (loss) per share:


                                    1999         1998         1997
                                    ----         ----         ----
 Numerator:
 Numerator for basic and
 diluted earnings per share-
 income (loss) available to
 common stockholders              ($11,569)     ($3,162)      $124

 Denominator:
 Denominator for basic
 earnings per share-weighted-
 average shares                      7,231        6,395      5,906

 Effect of dilutive securities:
 Employee stock options                  -            -        248

 Denominator for diluted
 earnings per share-adjusted
 weighted-average shares and
 assumed conversions                 7,231        6,395      6,154

 Basic earnings (loss) per share    $(1.60)      $(0.49)     $0.02

 Diluted earnings (loss) per share  $(1.60)      $(0.49)     $0.02


  During 1999 and 1998, employee stock options to purchase 1,858,000 and 1,197,000 shares of the Company's common stock, respectively, were excluded from the computation of earnings per share as their effect would have been antidilutive.

  NOTE C - COMPREHENSIVE INCOME
  In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS 130). SFAS 130 established standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Under existing accounting standards, other comprehensive income shall be classified separately into foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The Company adopted SFAS 130 on December 1, 1998. The components of comprehensive income and related tax effect (in thousands) are as follows:

                                           1999       1998        1997
                                          ------      -----       -----

 Net income (loss)                      ($11,569)   ($3,162)       $124

 Other comprehensive income (loss)

 Cumulative translation adjustment           (35)       (13)         20

 Unrealized gains and
 losses on investments in
 debt securities                             (41)         -          34
                                          ------      -----       -----
 Comprehensive income (loss)            ($11,645)   ($3,175)       $178
                                          ======      =====       =====

  NOTE D - INVESTMENTS
  Investments - The Company accounts for its investments in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115). SFAS 115 requires companies to classify their investments as either held-to-maturity or available-for-sale. Held-to-maturity securities represent those securities that the Company has both the positive intent and ability to hold to maturity and are carried at amortized cost. Available-for-sale securities represent those securities that do not meet the classification of held-to-maturity, are not actively traded and are carried at fair value. Unrealized gains and losses on these securities are excluded from earnings and are reported as a separate component of stockholders' equity, net of applicable taxes, until realized.

  The market value and scheduled maturities of investments at November 30, 1999 and November 30, 1998 are as follows:


                        Market                               Market
                        Value                                Value
                      ---------                            ---------
  1999                                1998
 Available-for-sale                  Available-for-sale
 Due in 1 year or                    Due in 1 year or
 less:                               less:
 U.S. Government     $       -       U.S. Government      $  280,000
  and Agencies Bonds         -       and Agencies          5,788,358
 Municipal Bonds                     Bonds
                                     Municipal Bonds
 Due in 1-5 years:                   Due in 1-5 years:
 Municipal Bonds             -       Municipal Bonds       2,264,381
 U.S. Government
 Securities           3,326,704
                      ---------                            ---------
 Total               $3,326,704      Total                $8,332,739
                      =========                            =========

  At November  30,  1999,  the  Company classified  all  investments  as
  current and  available  for  sale.    The  gross  unrealized  loss  in
  investments was $41,160 at November 30, 1999.

  In November of 1998, the Company purchased investments in debt securities. These investments were classified as available-for-sale and were, therefore, carried at fair value. Due to the timing of the purchase of these investments, there were no gross unrealized gains and losses.

  NOTE E - INVENTORIES
  Inventories are stated at the lower of cost (first-in, first-out method) or market.

  Inventories (in thousands) consist of the following:


                                November 30,
                             1999          1998
                            ------        ------
 Finished Goods            $10,407       $10,282
 Raw Materials               5,118         5,263
 Reserve for
 Obsolescence               (4,985)       (3,926)
                            ------        ------
    Total                  $10,540       $11,619
                            ======        ======

  NOTE F - INCOME TAXES

  The Company has net operating losses available for carryforward of approximately $9,563,000, which begin to expire in 2019. Additionally, the Company has recorded a valuation allowance for a portion of its net deferred tax asset position at November 30, 1999 and 1998, due to uncertainty with respect to the future recoverability of such amounts.

  The components of deferred income taxes (in thousands) are as follows:

                                                      November 30,
                                                     1999       1998
                                                     -----      -----
 Deferred tax assets:
  Net operating loss                                $3,574     $    -
  Inventories                                        2,048      1,453
  Allowance for doubtful accounts                      255        288
  Accrued expenses                                     712        453
  Foreign subsidiary net operating loss
   carryforward                                        404        240
  Other                                                276         50
                                                     -----      -----
                                                     7,269      2,484
 Less valuation allowance:                          (3,404)      (240)
                                                     -----      -----
                                                     3,865      2,244
 Deferred tax liabilities:
  Property and equipment                             ($741)     ($791)
  Other                                                (21)       (15)
                                                     -----      -----
                                                      (762)      (806)
                                                     -----      -----
                                                    $3,103     $1,438
                                                     =====      =====
 Deferred tax assets and liabilities
  Current deferred tax assets                       $3,296     $2,229
  Noncurrent deferred tax liability                   (193)      (791)
                                                     -----      -----
                                                    $3,103     $1,438
                                                     =====      =====

  Income taxes (benefit) (in thousands) is comprised of the following:


                                     Year Ended November 30,
                                  1999        1998         1997
                                  -----       -----        ----
     Current
      Federal                     ($362)    ($1,173)       $212
      State                           -        (186)         33
     Deferred
      Federal                    (1,373)        (86)         29
      State                        (291)       (262)          -
                                  -----       -----        ----
                                ($2,026)    ($1,707)       $274
                                  =====       =====        ====

  Reconciliation of income taxes (benefit) computed at the Federal statutory rate and income taxes (benefit) is as follows:


                                                Year End November 30,
                                              1999       1998     1997
                                              ----       ----     ----
 Federal statutory rate                      (34.0%)    (34.0%)   34.0%
 State                                        (3.2)      (3.7)     5.5
 Unbenefitted foreign losses                   1.2        2.1     28.9
 Valuation allowance                          22.1         -        -
 Other                                        (1.0)       0.5      0.5%
                                              ----       ----     ----
 Effective tax rate                          (14.9%)    (35.1%)   68.9%
                                              ====       ====     ====

  NOTE G - LONG-TERM DEBT

  Historically, the Company's funding needs have been for normal operating expenses, capital expenditures and business expansion. Funding has primarily been supported through cash flow from operations borrowings and, when needed, through the sale of investments. During 1999, primarily as a result of continued business expansion costs, net losses were $11,569,000 and net cash used in operating activities was $3,235,000. Additionally, at November 30, 1999, cash and cash equivalents and investments decreased to $5,126,000 from $11,497,000 at November 30, 1998. During 1999, the Company entered into various credit arrangements in order to retire existing unsecured borrowings and obtain long-term credit availability. Additionally, during the fourth quarter of 1999, the Company implemented certain organizational changes and cost reductions expected to improve operations in fiscal 2000. The Company's position on future cash needs in the year 2000 is expected to lessen as a result of these changes in addition to decreased cash usage in new business initiatives and related start up costs as the Company reaches the conclusion of its current geographical business expansion. Even though the Company believes its existing liquidity condition and credit arrangements will be adequate to cover cash requirements in fiscal 2000, it can provide no assurance that net losses and a decrease in its liquidity position might not occur in fiscal 2000. If this occurred, the Company could be required to further liquidate cash equivalents and investments, to attempt to obtain additional financing through new or existing credit arrangements, to make additional organization changes to further reduce costs and expenses or to liquidate assets to obtain operating cash.

  The Company had a secured term loan outstanding with balances of $2,907,600 and $1,400,000 at November 30, 1999, and at November 30,
  1998, respectively. The term loan had a maximum borrowing amount of $3,120,000 at November 30, 1999. A specific asset of the Company was used to secure the term loan. The loan had a fixed rate of interest of 7.72% and had monthly principal payments of $21,689. The term loan required compliance with amended covenants that had obligated the Company to meet certain financial ratios. The Company had consented to accelerate the maturity date of the term loan to April 5, 2000, as part of an agreed upon arrangement between the Company and the Lender. On February 14, 2000 the Company sold the asset securing the term loan. A portion of the proceeds were used to extinguish the balance of the loan at February 14, 2000 for the amount of $2,873,600 including principal and interest. In connection with the asset sale, the Company will record a gain of approximately $2,000,000 in fiscal 2000.

  On May 5, 1999, the Company entered into a three-year note and security agreement secured by certain assets of the Company bearing interest at the prime rate plus .5% (9.5% at November 30, 1999). The agreement provides for a maximum credit availability of $7,000,000 dependent upon the value of the Company's inventory. At November 30, 1999, the maximum available credit was $4,693,000. At November 30, 1999, the outstanding principal under the note and security agreement was $4,146,900. The outstanding principal includes a $1,110,500 balance on a three-year note with a four-year amortization and monthly principal payments of $26,749 and a $3,036,400 balance on a revolving loan agreement. The weighted average interest rate through November 30, 1999, was 8.58%. The note and security agreement subjects the Company to certain amended financial and informational covenants with which the Company was in compliance at November 30, 1999 and expects to be in compliance with through fiscal 2000 and beyond. Scheduled principal maturities on the term note are $321,000 in 2000, $321,000 in 2001 and $468,500 in 2002. The revolving loan agreement expires in May 2002. Amounts outstanding under the revolving loan agreement are classified as current due to a requirement of the Company to maintain a blocked account in favor of the lender.

  On May 24, 1999, the Company obtained asset financing in the amount of $5,800,000 secured by certain real estate. The asset financing is a ten-year note amortized over a twenty-two year period bearing a fixed interest rate of 8.33% with monthly payments of principal and interest of $47,988. A balloon payment of $4,378,000 is due June 1, 2009. At November 30, 1999, the outstanding balance on the asset financing was $5,752,900. As part of this arrangement, the Company is required to hold a restricted escrow balance of $850,000. The escrow balance is classified in Other Assets on the Consolidated Balance Sheet. Scheduled principal maturities on the real estate note are $99,700 in 2000, $108,300 in 2001, $117,700 in 2002, $127,900 in 2003, $139,000
  in 2004 and $5,160,300 in 2005 and thereafter.

  Effective May 26, 1999, the Company used proceeds received from other borrowings to extinguish its unsecured line of credit. Prior to that, the balance at May 26, 1999 was $1,000,000 compared with $7,600,000 at November 30, 1998.

  In 1998, the Company committed to a three year non-cancelable capital lease for computer related hardware and software. Assets under capital leases are capitalized using interest rates appropriate at the inception of the lease.


  NOTE H - COMMITMENTS AND CONTINGENCIES
  At November 30, 1999, the Company and subsidiaries were committed under non-cancelable operating leases, principally for five buildings, equipment and automobiles. U. S. building leases expire in 2004 and may be extended for five years, at the Company's option, at the fair market rental rate in effect at that time. Building leases in Taiwan, Canada and Hong Kong expire in 2000, 2001 and 2003, respectively. In 1998, the Company also committed to a three- year non-cancelable capital lease for a computer system upgrade which consists of hardware and software.

  The following is a schedule by year of future minimum lease payments at November 30, 1999 (in thousands):

 Fiscal Year                                  Capital      Operating
                                               Leases       Leases
 -----------                                   ------       ------
 2000                                          $  151       $3,382
 2001                                             126        2,071
 2002                                                        1,280
 2003                                                          899
 2004                                                          533
                                               ------       ------
 Total minimum lease payments                     277       $8,165
 Less: Amount representing estimated                        ======
 taxes and maintenance costs included
 in total minimum lease payments                   45
                                               ------
 Net minimum lease payments                       232
 Less: Amount representing interest                10
                                               ------
 Present value of net minimum lease payments      222
 Current portion                                  119
                                               ------
 Long-term capitalized lease obligations       $  103
                                               ======

  Assets recorded under capital leases are included in property, plant, and equipment, as follows (in thousands):

                                                 November 30,
                                              1999          1998
                                              ----          ----
 Office furniture and equipment               $355          $355
 Less accumulated amortization                 138            20
                                              ----          ----
 Net capital lease assets                     $217          $335
                                              ====          ====

  Rent expense (in thousands) for operating leases is as follows:
  Year Ending November 30,

        1999                   $3,681
        1998                    2,741
        1997                    1,918

  In December 1998, a subsidiary of the Company signed a five-year contract to buy Manapol[R], a nutraceutical raw material, from
  Caraloe, Inc., a consumer products subsidiary of Carrington Laboratories, Inc., of Irving, Texas. The contract for the nutraceutical Manapol[R] requires total minimum raw material purchase and royalty payments of $4.5 million during the five years. At November 30, 1999, the Company had made total raw material and royalty payments of $247,700.

  NOTE I - CAPITAL STOCK
  The Company is authorized to issue 1,000,000 shares of $.10 par value preferred stock with voting powers and other special rights or restrictions, if any, to be determined by the Board of Directors at the time of issuance.

  The Company has 1,858,000 shares of common stock reserved for future issuance under its stock option plans.

  On August 3, 1998, the Company completed a private equity placement where 1,200,000 shares of common stock were issued in exchange for $9,912,000 in cash. The shares were sold to Jim Sowell Construction Company, Inc., an affiliate of Sowell & Company, a Dallas based firm with real estate operations and investment holdings.

  As of November 30, 1999, the Company had purchased a total of 3,708,800 shares of its common stock pursuant to a plan approved by the Board of Directors to acquire up to 4,708,800 shares.

  During 1999, quarterly dividends were paid for the first three quarters. During 1998 and 1997 four quarterly dividends were paid. The aggregate totals and per share amounts for each year respectively were $2,386,000 or $.225, $2,644,000 or $.42, and $2,483,000 or $.42.

  NOTE J - STOCK OPTIONS AND EMPLOYEE BENEFIT PLANS
  The Company has three stock option plans covering key employees and non-employee directors.

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

  The 1996 Non-Qualified Stock Option Plan permits the issuance of non-qualified stock options to key persons of the Company to purchase up to 1,240,000 common shares of the Company. Pursuant to this plan, options may be granted at prices to be determined by the Compensation Committee of the Board of Directors of the Company. The option period may not terminate later than ten years from the date the option is granted; the option vesting period begins after one year from the date of grant to any time up to five years from date of grant. The options vest 20% per year beginning one year after the grant date and expire ten years from the date of grant.

  The 1998 Special Stock Option Plan provides for issuance of stock options to nonemployee directors of the Company to purchase up to 59,000 common shares of the Company. The number of options to be granted under this plan is determined by a formula specified within the plan and the exercise price must be at least equal to the fair market value of the common shares of the Company on the date of grant of the option. All options will expire ten years from the date of grant, and no option is exercisable until one year from the date of grant.

  The following tables summarize the related activity and status of the Company's three stock option plans including options outstanding under previous plans as of November 30, 1997, 1998 and 1999:


                                           INCENTIVE PLAN
                                                                 Weighted
                               Shares Under                      Average
                                  Option      Option Price       Exercise
                                 (000's)         Range            Price
                                 -------         -----            -----

 Outstanding at
 November 30, 1996                   289       $3.28-$9.50*         $8.56

   Granted                             5             $9.75          $9.75
   Exercised                         (45)      $3.28-$9.50          $7.84
   Canceled                          (23)      $8.00-$9.50          $8.86

 Outstanding at
 November 30, 1997                   226       $4.89-$9.75          $8.70

 Exercisable at
 November 30, 1997                   132                            $8.68

   Granted                            55       $5.75-$8.13          $8.03
   Exercised                          (2)            $5.00          $5.00
   Canceled                          (12)      $6.11-$9.25          $8.09

 Outstanding at
 November 30, 1998                   267             $5.75**        $5.75

 Exercisable at
 November 30, 1998                   156                            $5.75

   Granted                             6       $4.50-$5.75          $5.13
   Exercised                           -            -                 -
   Canceled                          (47)            $5.75         $5.75

 Outstanding at
 November 30, 1999                   226       $4.50-$5.75          $5.73

 Exercisable at
 November 30, 1999                   148                            $5.75


 Available to Grant at
 November 30, 1999                    20

 Weighted Average Remaining
 Contractual Life of
 Options Outstanding at
 November 30, 1999                     5

                                      NON-QUALIFIED PLAN

                            Shares Under                       Weighted
                                Option   Option Price          Average
                               (000's)      Range           Exercise Price
                               -------      -----                -----
 Outstanding at
 November 30, 1996                 505    $3.56-$17.50*          $10.64

   Granted                          -          -                    -
   Exercised                        (8)   $7.75-$9.25             $8.38
   Canceled                         (5)   $7.75-$8.50             $8.21

 Outstanding at
 November 30, 1997                 492   $3.56-$17.50            $10.70

 Exercisable at
 November 30, 1997                 439                           $10.96

   Granted                         318    $5.75-$8.75             $7.35
   Exercised                       (23)         $3.56             $3.56
   Canceled                         (3)   $8.13-$9.25             $8.61

 Outstanding at
 November 30, 1998                 784        $5.75**             $5.75

 Exercisable at
 November 30, 1998                 550                            $5.75

   Granted                         832    $3.63-$6.13             $3.85
   Exercised                         -              -                 -
   Canceled                        (95)   $3.63-$5.75             $4.52

 Outstanding at
 November 30, 1999               1,521    $3.63-$6.13             $4.76

 Exercisable at
 November 30, 1999                 575                            $5.75

 Available to Grant
 at November 30, 1999              180

 Weighted Average Remaining
 Contractual Life of
 Options Outstanding
 at November 30, 1999                8

                                          SPECIAL PLAN


                            Shares Under                        Weighted
                               Option     Option Price          Average
                              (000's)        Range           Exercise Price
                               ------        -----           --------------
  Outstanding at
  November 30, 1996               276     $3.28-$14.25            $7.18

    Granted                         6           $14.63           $14.63
    Exercised                     (63)    $3.28-$10.67            $5.46
    Canceled                       (7)   $13.00-$14.25           $13.89

  Outstanding at
  November 30, 1997               212     $3.28-$14.63            $7.68

  Exercisable at
  November 30, 1997               206                             $7.47

    Granted                         -                -                -
    Exercised                     (67)           $3.28            $3.28
    Canceled                        -                -                -

  Outstanding at
  November 30,1998                145     $4.89-$14.63            $9.73

  Exercisable at
  November 30, 1998               145                             $9.73

    Granted                         -                -                -
    Exercised                     (11)            $4.89            $4.89
    Canceled                      (23)            $4.89            $4.89

  Outstanding at
  November 30, 1999               111     $7.75-$14.63           $11.22

  Exercisable at
  November 30, 1999               106                            $11.22

  Available to Grant
  at November 30, 1999             59

  Weighted Average Remaining
  Contractual Life of
  Options Outstanding
  at November 30, 1999              3


  * In January 1996, 204,070 stock options with a price range of $10.00 to $17.50 were repriced to the current fair market value price of $9.25.

 ** In October 1998, 920,425 stock options with a price range of $6.67 to $9.75 were repriced to the current fair market value price of $5.75.

  In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (SFAS 123), Accounting for Stock Based Compensation. This statement defines a fair value based method of accounting for an employee stock option. On December 1, 1996, the Company adopted the disclosures provision of SFAS 123. Under this provision, the Company will disclose pro forma net income (loss) and pro forma earnings (loss) per share for employee stock options using a fair value based method. As allowed by SFAS 123, the Company has also elected to follow Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees, and related interpretations in accounting for its employee stock option plans.

  As required by  SFAS 123,  pro forma  net income  (loss) and  earnings
  (loss) per share impact from granted options have been determined for disclosure purposes. The amounts reported do not necessarily reflect the effects of this statement on future net income (loss) or earnings
  (loss) per share. The fair value of employee stock options have been estimated using the Black-Scholes option pricing model. The following table summarizes the weighted average assumptions used for 1999, 1998 and 1997:

                                       1999          1998           1997
                                       ----          ----           ----
 Volatility                            40.8%         42.1%          36.0%

 Risk Free Rate                         6.2%      4.7-4.9%      5.9%-6.1%

 Dividend Yield                      1.3%-2.0%        7.0%           3.8%

 Expected Life in Years                   7             5              5

 Weighted Average Grant Date          $1.73         $1.23          $3.48
   Fair Value

 Net Income (Loss):
 As Reported                        ($11,569)     ($3,162)          $124

 Pro Forma                          ($11,754)     ($3,659)           $66


 Net Income (Loss) per Common Share:
 As Reported                          ($1.60)       ($.49)          $.02

 Pro Forma                            ($1.63)       ($.57)          $.01

  The BeautiControl, Inc. 401(k) Plan is a qualified defined contribution plan that allows eligible employees to make deferral contributions up to 15% of their annual compensation for investment in managed funds. Eligible employees include those over 21 years of age who have been employed with the Company a minimum of six months. The Company matches 50% of the first five percent of the participants' contributions to the plan. The Company may also elect to make a discretionary contribution in addition to the matching contribution with the approval of the Board of Directors. The Company's contribution expense for the years ended November 30, 1999, 1998 and 1997 was $165,000, $181,000 and $150,000, respectively.

  NOTE K - Segment Reporting
  In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS 131). SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company adopted SFAS 131 on December 1, 1998.

  The Company's operating segments are based primarily on geographic areas with the exception of the Company's subsidiary Eventus International, Inc. Geographic areas include North America and Asia Pacific. The Company's North America and Asia Pacific segments sell skin care, cosmetic products, image accessories and health and beauty supplements. The Eventus segment sells only nutritional and drink supplements. Products are sold to customers through independent sales Consultants or Distributors. The Company evaluates segment performance based on operating profit or loss with all intersegment transactions eliminated. Total assets reported are those used directly by each individual segment. The accounting policies of the reportable segments are the same as those described in Note A of the Notes to Consolidated Financial Statements. The following table summarizes financial information related to the Company's segments as of November 30:


                                                1999      1998      1997
                                               ------    ------    ------
 Net Sales:
 North America                                $59,902   $67,808   $70,266
 Asia Pacific(1)                                5,120     4,969         0
 Eventus                                        1,420         0         0
 Eliminations - intersegment sales             (1,093)     (615)     (845)
                                               ------    ------    ------
 Consolidated Net Sales                       $65,349   $72,163   $69,421

 Income (Loss) from Operations:
 North America                                ($2,154)    ($617)   $2,421
 Asia Pacific(1)                               (4,026)   (1,123)     (451)
 Eventus                                       (4,586)        0         0
 Corporate(2)(3)                               (2,145)   (2,983)   (1,546)
                                               ------    ------    ------
 Consolidated Income (Loss) from Operations  ($12,911)  ($4,723)   $  424

 Total Assets:
 North America                                $44,961   $43,952   $30,472
 Asia Pacific                                   3,250     2,804       576
 Eventus                                        1,289         0         0
 Eliminations (4)                             (14,304)   (4,740)   (1,692)
                                               ------    ------    ------
 Consolidated Assets                          $35,196   $42,016   $29,356

 Inventory:
 North America                                 $8,514   $10,758   $12,800
 Asia Pacific (1)                                 649       910         0
 Eventus                                          608         0         0
 Corporate(3)                                     758
 Eliminations - Gross Profit                       11       (49)        0
                                               ------    ------    ------
 Consolidated Inventory                       $10,540   $11,619   $12,800


 Capital Expenditures:
 North America                                 $1,760    $1,795    $1,610
 Asia Pacific                                     625       529       285
 Eventus                                          746         0         0
                                               ------    ------    ------
 Consolidated Capital Expenditures             $3,131    $2,324    $1,895



 (1) Includes corporate allocations for additional sales returns and inventory reserves.
 (2) Includes corporate expensed expansion costs.
 (3) Includes inventory reserves for inventory in the U.S. held for subsidiaries.
 (4) Includes intersegment receivables and investments in subsidiaries.


  The following table presents the percentage of consolidated net sales by product groups for the periods set forth below:



                                         Year ended November 30,
                                      1999        1998        1997
                                      ----        ----        ----
 Skin care products                     51%         49%        46%
 Cosmetic makeup products               29          32         32
 Cosmetics, color an image
 analysis accessories                   11          13         13
 Nutritional and Beauty
 supplements                             7           4          6
 Fragrance, toiletry and nail
 care products                           2           2          3
                                      ----        ----        ----
 Total sales                           100%        100%       100%

  NOTE L - UNAUDITED QUARTERLY OPERATING RESULTS

  OPERATING RESULTS
  Unaudited quarterly operating results for the years ended November 30, 1999 and 1998 (in thousands) are as follows:

                                     First      Second      Third     Fourth
                                    Quarter     Quarter    Quarter    Quarter
                                    -------     -------    -------    -------
    1999:
    Net sales                       $16,808     $17,474    $16,411    $14,656
    Gross profit                     12,728      13,607     12,428      8,643
    Net loss                           (850)     (1,351)    (1,686)    (7,682)
    Net loss per common-basic        ($0.12)     ($0.19)    ($0.23)    ($1.06)
    Net loss per common
     share-assuming dilution         ($0.12)     ($0.19)    ($0.23)    ($1.06)

    1998:
    Net sales                       $16,540     $21,603    $16,611    $17,409
    Gross profit                     12,739      14,905     11,054     11,832
    Net income (loss)                   994           9     (2,498)    (1,666)
    Net income (loss) per
     common share-basic               $0.17       $0.00     ($0.39)    ($0.23)
    Net income (loss) per
     common share-assuming dilution   $0.17       $0.00     ($0.39)    ($0.23)


  During 1999, fourth quarter operating results were primarily affected by a valuation reserve against net deferred tax assets, inventory reserves for the Asia Pacific region and Eventus International, severance costs and reserves for product returns.

  During  1998,  third   and  fourth   quarter  operating  losses   were
  predominantly caused by an increase in inventory reserves and costs related to business expansion.

  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  Not applicable.

  Part III

  Item 10.  Directors and Executive Officers of the Registrant.

  The information relating to the Company's directors, nominees for directors, and executive officers set forth under the headings "Election of Directors" and "Directors and Executive Officers" on pages 3 through 4 of the Company's definitive Proxy Statement filed in connection with the 2000 Annual Meeting of Stockholders is incorporated herein by reference.

  Item 11.  Executive Compensation

  The information relating to executive compensation set forth under the heading "Executive Compensation" on pages 6 through 7 of the Company's definitive Proxy Statement filed in connection with the 2000 Annual Meeting of Stockholders is incorporated herein by reference.

  Item 12.  Security Ownership of Certain Beneficial Owners and
  Management.
  Information concerning the security ownership of certain beneficial owners and management set forth under the heading "Security Ownership of Principal Stockholders and Management" on pages 1 through 3 of the Company's definitive Proxy Statement filed in connection with the 2000 Annual Meeting of Stockholders is incorporated herein by reference.

  Item 13.  Certain Relationships and Related Transactions.

  On October 13, 1998, M. Douglas Tucker, the Company's Senior Vice President - Finance, Secretary, and Chief Financial and Accounting Officer, borrowed $50,000 from the Company. Thereafter, Mr. Tucker borrowed additional amounts from the Company from time to time, with the last borrowing occurring October 26, 1999. The largest aggregate principal amount outstanding on these loans during fiscal 1999 was $84,500. Promissory notes with interest at the then-effective prime rates evidence the indebtedness. As of February 15, 2000, the aggregate principal amount outstanding on these loans was $59,500.00.

  Part IV

  Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
  8-K.

  (a) (1) and (2) Financial Statement and Schedules

   The following consolidated financial statements of BeautiControl, Inc.and Subsidiaries are filed herewith:

      Consolidated Statements of Operations for the years ended
      November 30, 1999, 1998 and 1997.

      Consolidated Balance Sheets as of November 30, 1999 and 1998.

      Consolidated Statement of Changes in Stockholders' Equity for the three years ended November 30, 1999.

      Consolidated Statements of Cash Flows for the years ended
      November 30, 1999, 1998 and 1997.

      Notes to Consolidated Financial Statements

      Report of Independent Auditors

      Schedule II - Valuation and Qualifying Accounts and Reserves for the years ended November 30, 1997, 1998 and 1999.

  Except for Schedule II listed above, all schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under related instructions, are not applicable or not material or the information required therein is included elsewhere in the financial statements.


  (3)  Exhibits.

  The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as a part of this report and such Exhibit Index is hereby incorporated by reference.

  (b)Reports on Form 8-K

  The Company has filed no reports on Form 8-K during the fourth quarter of the year ended November 30, 1999.

  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

  February 22, 2000                              BeautiControl, Inc.
                                                 (Registrant)

  By: /S/ RICHARD W. HEATH
  Chairman of the Executive Committee, and
  Chief Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

  /S/ RICHARD W. HEATH   Chairman of the Executive Committee   February 22, 2000
      Richard W. Heath   and Chief Executive Officer

  /S/ JINGER L. HEATH    Chairman of the Board and             February 22, 2000
      Jinger L. Heath    Director

  /S/ SHEILA O'CONNELL COOPER   President and                  February 22, 2000
      Sheila O'Connell Cooper   and Chief Operating Officer

  /S/ KRISTI L. HUBBARD  Senior Vice President/Controller      February 22, 2000
      Kristi L. Hubbard

  /S/ CHARLES M. DIKER  Director                               February 22, 2000
      Charles M. Diker

  /S/ ROBERT S. FOLSOM  Director                               February 22, 2000
      Robert S. Folsom

  /S/ JOSEPH M. HAGGAR, III  Director                          February 22, 2000
      Joseph M. Haggar, III

  /S/ A. STARKE TAYLOR, JR.  Director                          February 22, 2000
      A. Starke Taylor, Jr.

  /S/ JOEL T. WILLIAMS, JR.  Director                          February 22, 2000
      Joel T. Williams, Jr.

                        BEAUTICONTROL, INC. AND SUBSIDIARIES

                                   INDEX TO EXHIBITS

  Exhibit
  Number                    Exhibit
  ------                    -------

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

  10.19       Sublease agreement by and between Chadrach, Inc.
              d/b/a Dallas Moving Systems and BeautiControl Cosmetics, Inc. dated May 30, 1997.

  10.20       Lease agreement by and between Te Chan Co.
              and BeautiControl Taiwan, Inc. dated August 1,1997.

  10.21 Lease agreement by and between Perfect WIN Properties Limited and BeautiControl Hong Kong, Inc. dated December 1, 1998.

  10.22 Supply agreement dated December 3, 1998 by and between Caraloe, Inc. and Eventus International, Inc.

  10.23 BeautiControl Cosmetics, Inc. 1998 Special Stock Option Plan. (Filed with the Securities and Exchange Commission on December 22, 1998 with the Company's Registration Statement on Form S-8, Registration No. 333-69451 and incorporated herein by reference.)

  10.24*      Amendment to Lease Agreement by and between Crow
              Deansbank No. 7 and BeautiControl, Inc. dated October 1,
              1999.

  10.25*      Amendment to  Lease Agreement by and between Crow-
              Southland Joint Venture No. 1 and BeautiControl, Inc. dated October 1, 1999.

  10.26* Employment Agreement dated August 7, 1999 by and between BeautiControl, Inc. and Sheila O'Connell Cooper.

  10.27* Aircraft Purchase Agreement dated January 25, 2000 by and between BeautiControl, Inc. and O'Gara Aviation L.L.C.

  21*         Subsidiaries of BeautiControl, Inc.

  23.1*       Consent of Independent Auditors

  23.2*       Consent of Independent Auditors

  27*         Financial Data Schedule

  *  Filed herewith

                   BEAUTICONTROL,INC. AND SUBSIDIARIES
       SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
           FOR THE YEARS ENDED NOVEMBER 30, 1997, 1998 AND 1999


                         Balance at      Additions               Balance at
                         Beginning       Charged to                End of
  Description            of Period       Costs and  Deductions     Period
                                         Expenses
  -----------            ---------       --------   ----------    --------
 Allowance for
  doubtful accounts
  deducted from
  accounts receivable
  in the balance sheet

  November 30, 1997        $487,812       $368,507    $197,926    $658,393
  November 30, 1998         658,393        198,093      97,619     758,867
  November 30, 1999         758,867        168,891     205,061     722,697

 Reserve for
  inventory
  obsolescence
  deducted from
  inventories in the
  balance sheet

  November 30, 1997      $1,266,703     $1,327,118  $  509,207  $2,084,614
  November 30, 1998       2,084,614      2,703,404     861,981   3,926,037
  November 30, 1999       3,926,037      2,391,396   1,332,831   4,984,602

 Reserve for sales
  returns

  November 30, 1997      $        -     $        -    $      -    $      -
  November 30, 1998               -              -           -           -
  November 30, 1999               -      1,406,204     712,834     693,370
