Form 10-Q
period 2000-02-29
BEAUTICONTROL INC
filed 2000-04-14
CIK 788330

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549


  [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

  [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


 For Quarter Ended February 29, 2000        Commission File Number 0-14449

                               BeautiControl, Inc.
              ------------------------------------------------------
              (Exact name of registrant as specified in its charter)

          Delaware                                          75-2036343
 -------------------------------                         ----------------
 (State or other jurisdiction of                         (I.R.S. Employer
  incorporation or organization)                      Identification number)

                       2121 Midway, Carrollton, TX  75006
           -----------------------------------------------------------
           (Address including zip code of principal executive offices)

                                 972/458-0601
               ---------------------------------------------------
               (Registrant's telephone number including area code)

 Indicated below is the number of shares outstanding of each class of the registrant's common stock, as of April 5, 2000.

 Title of Each Class of Common Stock          Number of Shares Outstanding
 -----------------------------------          ----------------------------
    Common Stock, $0.10 par value                   7,231,448 shares

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes   [ X ]       No  [   ]

                       PART 1. FINANCIAL INFORMATION

 Item 1.  Financial Statements

       Index to BeautiControl, Inc. Consolidated Financial Statements


                                                           Page
                                                           ----
 Balance Sheets                                            3-4

 Statements of Income                                        5

 Statements of Cash Flows                                    6

 Notes to Financial Statements                            7-10

                     BEAUTICONTROL, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                 (UNAUDITED)

                                    ASSETS


                                             February 29,   November 30,
                                                 2000           1999
                                             (Unaudited)
                                             ----------     ----------
 CURRENT ASSETS
    Cash and cash equivalents               $   825,001    $ 1,799,205
    Short-term investments                    3,021,277      3,326,704
    Accounts receivable-net of
      allowance for doubtful accounts
      of $767,600 and $722,700 at
      February 29, 2000 and
      November 30, 1999, respectively           258,591        601,498
    Inventories
      Raw materials                           4,921,729      4,326,155
      Finished goods                          5,452,086      6,214,327
                                             ----------     ----------
                                             10,373,815     10,540,482
                                             ----------     ----------
    Deferred income taxes                     2,063,462      3,295,872
    Income tax receivables                      331,674        221,870
    Other current assets                        886,442        943,865
                                             ----------     ----------
    Total current assets                     17,760,262     20,729,496


 PROPERTY AND EQUIPMENT, AT COST             25,637,957     28,814,440
    LESS ACCUMULATED DEPRECIATION
      AND AMORTIZATION                       16,914,468     17,865,734
                                             ----------     ----------
                                              8,723,489     10,948,706
 OTHER ASSETS
    Cost in excess of net tangible
     assets, acquired, net of
     amortization of $977,700 and
     $961,100 at February 29, 2000 and
     November 30, 1999, respectively          1,673,643      1,690,214
    Investments                                       -              -
    Other, net of amortization of
     $588,200 and $584,900 at February
     29, 2000 and November 30, 1999,
     respectively                             1,828,204      1,827,453
                                             ----------     ----------
       Total assets                         $29,985,598    $35,195,869
                                             ==========     ==========

 The accompanying notes are an integral part of these financial statements.

                     BEAUTICONTROL, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                 (UNAUDITED)

                    LIABILITIES AND STOCKHOLDERS' EQUITY


                                             February 29,   November 30,
                                                 2000           1999
                                             (Unaudited)
                                             ----------     ----------
 CURRENT LIABILITIES
    Accounts payable - trade                $ 3,002,136    $ 4,205,105
    Current maturities of long-term debt      3,683,665      6,364,694
    Accrued commissions and awards            2,017,981      2,125,410
    Accrued other taxes                       1,356,294      1,589,935
    Accrued liabilities                       2,905,584      3,753,523
    Deferred income                             909,071      1,888,139
                                             ----------     ----------
        Total current liabilities            13,874,731     19,926,806

 DEFERRED INCOME TAXES                          193,211        193,211

 LONG TERM BORROWINGS                         6,335,937      6,442,662
 OTHER LONG-TERM OBLIGATIONS                    129,703        143,188

 COMMITMENTS & CONTINGENCIES                          -              -

 STOCKHOLDERS' EQUITY
    Preferred stock
      Authorized - 1,000,000 shares,
      $.10 par value Issued and
      outstanding - none                              -              -
  Common stock
      Authorized - 20,000,000 shares,
      $.10 par value Issued - 10,940,248
      shares at February 29, 2000 and
      November 30, 1999, respectively         1,094,025      1,094,025
  Capital in excess of par value             23,920,292     23,912,573
  Retained earnings                          15,437,971     14,456,745
  Accumulated other comprehensive income        (95,078)       (68,147)
                                             ----------     ----------
                                             40,357,210     39,395,196
  Less cost of 3,708,800 common shares
    held in treasury at February 29, 2000
    and November 30, 1999                    30,905,194     30,905,194
                                             ----------     ----------
                                              9,452,016      8,490,002
                                             ----------     ----------
       Total liabilities and
         stockholders' equity               $29,985,598    $35,195,869
                                             ==========     ==========


 The accompanying notes are an integral part of these financial statements.


                     BEAUTICONTROL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)



                                                Three Months Ended
                                             --------------------------
                                             February 29,  February 28,
                                                 2000          1999
                                              ----------    ----------
 Net sales                                   $15,937,425   $16,808,135

 Cost of goods sold                            3,740,954     4,080,027
                                              ----------    ----------
   Gross profit                               12,196,471    12,728,108

 Selling expenses                              6,823,110     8,680,259

 General and administrative expenses           5,396,673     5,238,404
                                              ----------    ----------
                                              12,219,783    13,918,663
                                              ----------    ----------
 Income (loss) from operations                   (23,312)   (1,190,555)

 Other income and expenses
   Interest income                               116,513        95,252
   Interest expense                             (317,296)     (187,246)
   Other, net                                  2,329,170        15,859
                                              ----------    ----------
                                               2,128,387       (76,135)
                                              ----------    ----------
 Income (loss)before income taxes              2,105,075    (1,266,690)

 Income taxes (benefit)                        1,122,606      (417,169)
                                              ----------    ----------
 Net income (loss)                           $   982,469     ($849,521)
                                              ==========    ==========
   Net income (loss) per common
     share - basic                                 $0.14        ($0.12)

 Weighted average common shares - basic        7,231,448     7,229,448

   Net income (loss) per common share
     - assuming dilution                           $0.14        ($0.12)

 Weighted average common shares -
   assuming dilution                           7,231,879     7,229,448


 The accompanying notes are an integral part of these financial statements.


                   BEAUTICONTROL, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
             Increase (Decrease) in Cash and Cash Equivalents
                               (Unaudited)


                                                       Three Months Ended
                                                    --------------------------
                                                    February 29,  February 28,
                                                        2000           1999
                                                     ----------    ----------
    Net cash provided by (used in) operating
      activities                                    ($2,190,331)  ($1,720,497)

    Cash flows from investing activities:
       Proceeds from sale of investments                300,000     1,500,000
       Proceeds from sale of property and equipment   3,850,000             -
       Purchase of property and equipment               (96,061)   (1,213,778)
       Purchase of investments                                -      (699,921)
       Increase in other assets                         (34,468)      (11,481)
                                                     ----------    ----------
        Net cash provided by (used in)
          investing activities                        4,019,471      (425,180)
                                                     ----------    ----------
    Cash flows from financing activities:
      Proceeds from issuance of common0 stock                 -        55,001
        Increase (decrease) in borrowings               238,155     1,476,230
        Payment on long-term debt                    (3,012,211)   (1,600,000)
        Principal payments under capital
          lease  obligation                             (29,288)      (27,986)
        Dividends paid                                        -      (759,303)
                                                     ----------    ----------
    Net cash provided by (used in)
      financing activities                           (2,803,344)     (856,058)
                                                     ----------    ----------
    Net increase (decrease) in cash and
      cash equivalents                                 (974,204)   (3,001,735)

    Cash and cash equivalents at the
      beginning of the period                         1,799,205     3,164,573
                                                     ----------    ----------
    Cash and cash equivalents at the end
      of the period                                 $   825,001   $   162,838
                                                     ==========    ==========
    Supplemental cash flow information:
     Income tax refund                                        -     ($690,000)
     Interest paid                                     $285,000      $127,000


    The accompanying notes are an integral part of these financial statements.

 BEAUTICONTROL, INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 QUARTERS ENDED February 29, 2000 AND February 28, 1999


 Note 1 - Basis of Presentation

 In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position as of February 29, 2000 and November 30, 1999 and the results of operations and cash flows for the three months ended February 29, 2000 and February 28, 1999. The results for the three months ended February 29, 2000 are not necessarily indicative of the results for the year.

 While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes included in the Company's annual report on Form 10-K for the year ended November 30, 1999.

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

                                         Three Months Ended
                                      --------------------------
                                      February 29,  February 28,
                                          2000          1999
                                          ----          ----
   Numerator:
      Numerator for basic and
      diluted earnings per
      share -- income (loss)
      available to common
      stockholders                        $982         ($850)

   Denominator:
     Denominator for basic
     earnings per share --
     weighted-average shares             7,231         7,229

     Effect of dilutive
      Employee stock options                 1             -

     Denominator for diluted
      earnings per share --
      adjusted weighted -
      average shares and
      assumed conversions                7,232         7,229

     Basic earnings (loss) per share     $0.14        ($0.12)

     Diluted earnings (loss) per share   $0.14        ($0.12)

 During the first quarter of 2000 and 1999, employee stock options to purchase 1,707,000 and 1,229,000 shares of the Company's common stock, respectively, were excluded from the computation of earnings per share as their effect would have been antidilutive.

 Note 3 - Debt

 During the first quarter of 2000, the Company sold an airplane which was securing a term loan, and used of portion of the proceeds to pay down the balance of that loan in the amount of $2,864,200 including principal and interest. The balance on the loan at February 28, 1999 had been $2,900,000.

 The Company has a three-year note and security agreement secured by certain assets of the Company bearing interest at the prime rate plus .5%. The agreement provides for a maximum credit availability of $7,000,000 dependent upon the value of the Company's inventory. At February 29, 2000, the maximum available credit was $4,291,100. At February 29, 2000, the outstanding principal under the note and security agreement was $4,291,100. This amount includes a $1,030,300 balance on a fixed note with a four-year amortization and a $3,260,800 balance on a revolving loan agreement. The weighted average interest rate through February 29, 2000 was 9.07%.

 The Company has asset financing in the amount of $5,800,000 secured by certain real estate. The note is a ten-year note amortized over a twenty-two period bearing a fixed interest rate of 8.33%. At February 29, 2000, the outstanding balance was $5,728,500. As part of this arrangement, the Company is required to hold a restricted escrow balance of $850,000.

 Long-term debt (thousands) consists of the following:



                                          February 29,      November 30,
                                             2000               1999
                                            -----              -----
    Three year note and security agreement  1,030              1,111
    Mortgage financing                      5,729              5,753
    Less current portion                      423                421
                                            -----              -----
    Total long-term debt                    6,336              6,443
                                            =====              =====

 Note 4 - Inventories

 Inventories (in thousands) consist of the following:

                                      February 29,      November 30,
                                          2000              1999
                                         ------            ------
    Finished Goods                      $ 9,767           $10,407
    Raw Materials                         5,726             5,118
    Reserve for Obsolescence             (5,119)           (4,985)
                                         ------            ------
    Total                               $10,374           $10,540
                                         ======            ======

 Note 5 - Comprehensive Income

 Comprehensive Income is accounted for under the provisions of Financial Accounting Standards No. 130. Comprehensive Income is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The components of comprehensive income (in thousands) are as follows:

                                        Three Months ended
                                     --------------------------
                                     February 29,  February 28,
                                         2000          1999
                                         ----          ----
    Net income (loss)                    $982         ($850)
    Other comprehensive income (loss)
      Change in cumulative
        translation adjustment            (19)          (30)
      Unrealized gains and losses on
       investments in debt securities      (8)          (40)
                                         ----          ----
    Comprehensive income (loss)          $955         ($920)
                                         ====         =====

 Note 6 - Segment Reporting

 The Company's operating segments are based primarily on geographic areas with the exception of the Company's subsidiary Eventus International, Inc. Geographic areas include North America and Asia Pacific. The Company's North America and Asia Pacific segments sell skin care, cosmetic products, image accessories and health and beauty supplements. The Eventus segment sells nutritional and drink supplements. Products are sold to customers through independent sales Consultants or Distributors. The Company evaluates segment performance based on operating profit or loss with all intersegment transactions eliminated. The following table summarizes financial information related to the Company's segments as of February 29, 2000 and February 28, 1999:

                                                       2000       1999
                                                      ------     ------
    Net Sales:
    North America                                    $14,667    $15,817
    Asia Pacific                                       1,158        889
    Eventus                                              227        331
    Eliminations - Intersegment sales                   (115)      (229)
                                                      ------     ------
    Consolidates Net Sales                           $15,937    $16,808
                                                      ======     ======
    Income (loss) from Operations:
    North America                                    $   599     $1,801
    Asia Pacific                                        (458)      (563)
    Eventus                                             (111)    (2,006)
    Corporate (1)                                        (53)      (423)
                                                      ------     ------
    Consolidated Income (loss) from Operations       $   (23)   ($1,191)
                                                      ======     ======

 (1) Includes corporate expensed expansion costs.

 Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

 Results of Operations

 Quarters Ended February 29, 2000 and February 28, 1999. Net sales for the first quarter were $15,937,425 in 2000 compared with $16,808,135 in 1999. This decrease included a decline in the North America market in line with soft sales in the direct selling industry. The overall decrease was partially offset by the additional sales provided by the Hong Kong branch, which opened in the second quarter of 1999.

 Gross profit margins for the first quarter of 2000 were 76.5% compared with 75.7% for the first quarter of 1999. The increase in profit margins was primarily the result of a shift in product mix from lower margin demonstration kits to skin care products. Skin care sales increased due to the introduction of a new firming product line in January 2000 and a new skin treatment product in August 1999. Prior year sales of demonstration kits were higher than normal due to the introduction of a new type of kit in February 1999.

 Selling, general and administrative expenses as a percent of sales decreased to 76.7% in 2000 from 82.8% in 1999 resulting from an overall decrease in costs. This is partly due to costs of $1,795,000 for new business expansion efforts in 1999. Reorganization efforts and cost reductions that were implemented at the end of 1999 are also resulting in decreased costs.

 Other income and expense increased to $2,128,387 in 2000 from ($76,135) in 1999 primarily resulting from a capital gain in connection with the sale of an airplane.

 As a result of the above, the net financial result during the first quarter of 2000 was $982,469 or $.14 per common share compared with a net loss of ($849,521) or ($.12) per common share in 1999.

 Liquidity and Capital Resources

 Working capital increased $3,082,800 to $3,885,500 at February 29, 2000 from $802,700 at November 30, 1999. This was mainly due to a reduction in short-term debt. During the first quarter of 2000, the Company sold an airplane as discussed above, which was securing a term loan, and used a portion of the proceeds to pay down the balance of that loan in the amount of $2,864,200 including principal and accrued interest. Also affecting working capital were decreases in trade accounts payable and various accrued liabilities, which include severance costs, commissions, and property taxes. Deferred income, composed primarily of orders received but not yet shipped, decreased due to timing of the shipment of these orders. Offsetting increases to working capital was a reduction in cash and short-term investments used to fund operating needs.

 The Company has a three-year note and security agreement secured by certain assets of the Company bearing interest at the prime rate plus .5%. The agreement provides for a maximum credit availability of $7,000,000 dependent upon the value of the Company's inventory. At February 29, 2000, the maximum available credit was $4,291,100. At February 29, 2000, the outstanding principal under the note and security agreement was $4,291,100. This amount includes a $1,030,300 balance on a fixed note with a four-year amortization and a $3,260,800 balance on a revolving loan agreement. The weighted average interest rate through February 29, 2000 was 9.07%.

 The Company has asset financing in the amount of $5,800,000 secured by certain real estate. The note is a ten-year note amortized over a twenty-two period bearing a fixed interest rate of 8.33%. At February 29, 2000, the outstanding balance was $5,728,500. As part of this arrangement, the Company is required to hold a restricted escrow balance of $850,000.

 Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

 There has not been a material change in the Company's exposure to interest rate risk on investments and foreign currency rate changes since November 30, 1999. Changes to market risk as it relates to interest rate changes on the Company's financing activities has been minimal. The Company currently has a three year note and security agreement with an outstanding balance of $4,291,100 at February 29, 2000 that may be subject to market risk if there were to be interest rate changes. The current borrowing under the facility is at 9.25%. If the rate were to increase to 10.25% and the amount outstanding remained the same, incremental interest expense would reduce earnings before taxes by $42,911 annually. At February 29, 2000, the Company also had a ten year note with a balance of $5,728,500, which has a fixed interest rate and is thus not subject to interest rate volatility. At November 30, 1999, the Company had a $2,907,600 outstanding balance on a five year term loan. During the first quarter of 2000, the Company paid off this term loan.


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

                                     BeautiControl, Inc.

                                     (Registrant)


 Date:   4/13/00                     /s/ RICHARD W. HEATH
                                     -------------------------------------
                                     Richard W. Heath
                                     Chairman of the Executive
                                     Committee and Chief Executive Officer


 Date:   4/13/00                     /s/ SHEILA O'CONNELL COOPER
                                     -------------------------------------
                                     Sheila O'Connell Cooper
                                     President & Chief Operating Officer


 Date:   4/13/00                     /s/ KRISTI L. HUBBARD
                                     -------------------------------------
                                     Kristi L. Hubbard
                                     Senior  Vice President - Controller