Form 10-Q
period 2000-05-31
BEAUTICONTROL INC
filed 2000-07-14
CIK 788330

FORM 10-Q

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


   [ X ]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                   For the Quarterly Period Ended May 31, 2000

   [   ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                       Commission File Number    0-14449

                            BeautiControl, Inc.
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)


            Delaware                                75-2036343
  -------------------------------         -------------------------------
  (State or other jurisdiction of         (I.R.S. Employer Identification
   incorporation or organization)                     number)


                    2121 Midway, Carrollton, TX  75006
        -----------------------------------------------------------
        (Address including zip code of principal executive offices)

                               (972)458-0601
            ---------------------------------------------------
            (Registrant's telephone number including area code)

                          BeautiControl Cosmetics, Inc.
                                  (Former name)

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes   [ X ]        No   [   ]


 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 5, 2000.

          Common Stock, $0.10 par value, 7,231,448 shares outstanding

                       PART 1. FINANCIAL INFORMATION

 Item 1.  Financial Statements

       Index to BeautiControl, Inc. Consolidated Financial Statements



                                                            Page
                                                            ----
 Consolidated Balance Sheets                                 3-4

 Consolidated Statements of Income                            5

 Consolidated Statements of Cash Flows                        6

 Notes to Financial Statements                               7-10

                   BEAUTICONTROL, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS


                                 ASSETS
                                                May 31,        November 30,
                                                  2000            1999
                                              (Unaudited)
                                               ----------       ----------
 CURRENT ASSETS
  Cash and cash equivalents                   $ 3,558,780      $ 1,799,205
  Short-term investments                        3,017,325        3,326,704
  Accounts receivable-net of
    allowance for doubtful accounts of
    $618,800 and $722,700 at May 31, 2000
    and November 30, 1999, respectively           308,373          601,498
  Inventories
    Raw materials                               4,382,758        4,326,155
    Finished goods                              5,194,890        6,214,327
                                               ----------       ----------
                                                9,577,648       10,540,482
                                               ----------       ----------
  Deferred income taxes                         2,401,471        3,295,872
  Income tax receivables                                -          221,870
  Other current assets                            791,517          943,865
                                               ----------       ----------
    Total current assets                       19,655,114       20,729,496

 PROPERTY AND EQUIPMENT, AT COST               25,675,348       28,814,440
  LESS ACCUMULATED DEPRECIATION AND
    AMORTIZATION                               17,514,935       17,865,734
                                               ----------       ----------
                                                8,160,413       10,948,706

 OTHER ASSETS
  Cost in excess of net tangible
    assets, acquired, net of amortization
    of $994,200 and $961,100 at May 31,
    2000 and November 30, 1999, respectively    1,657,072        1,690,214
  Other, net of amortization of $591,500
    and $584,900 at May 31, 2000 and
    November 30, 1999, respectively             1,755,208        1,827,453
                                               ----------       ----------
    Total Assets                              $31,227,807      $35,195,869
                                               ==========       ==========

 The accompanying notes are an integral part of these financial statements.

                     BEAUTICONTROL, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                   May 31,       November 30,
                                                    2000            1999
                                                 (Unaudited)
                                                  ----------      ----------
 CURRENT LIABILITIES
  Accounts payable - trade                       $ 2,701,616     $ 4,205,105
  Current maturities of long-term debt             3,465,269       6,364,694
  Accrued commissions and awards                   2,403,239       2,125,410
  Accrued other taxes                              1,580,823       1,589,935
  Accrued liabilities                              3,002,408       3,753,523
  Deferred income                                  1,075,821       1,888,139
  Income tax payable                                   6,335               -
                                                  ----------      ----------
  Total current liabilities                       14,235,511      19,926,806

 DEFERRED INCOME TAXES                               193,211         193,211

 LONGTERM BORROWINGS                               6,228,714       6,442,662
 OTHER LONG-TERM OBLIGATIONS                          96,401         143,188

 COMMITMENTS & CONTINGENCIES                               -               -

 STOCKHOLDERS' EQUITY
  Preferred stock
    Authorized - 1,000,000 shares, $.10 Par
    value Issued and outstanding - none                    -               -
  Common stock
    Authorized 20,000,000 shares, $.10
    Par value Issued - 10,940,248 shares at
    May 31, 2000 and November 30, 1999             1,094,025       1,094,025
  Capital in excess of par value                  23,928,011      23,912,573
  Retained earnings                               16,422,807      14,456,745
  Accumulated other comprehensive income (loss)      (65,679)        (68,147)
                                                  ----------      ----------
                                                  41,379,164      39,395,196
 Less cost of 3,708,800 common shares held
   in treasury at May 31, 2000 and
   November 30, 1999                              30,905,194      30,905,194
                                                  ----------      ----------
                                                  10,473,970       8,490,002
                                                  ----------      ----------
  Total liabilities and stockholders' equity     $31,227,807     $35,195,869
                                                  ==========      ==========


 The accompanying notes are an integral part of these financial statements.

                        BEAUTICONTROL, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF INCOME
                                     (Unaudited)

                            Three Months Ended          Six Months Ended
                          May 31,        May 31,       May 31,      May 31,
                           2000           1999          2000          1999
                        ----------      ----------    ----------    ----------
 Net sales             $17,239,526     $17,473,860   $33,176,951   $34,281,995

 Cost of goods sold      4,068,848       3,866,433     7,809,802     7,946,460
                        ----------      ----------    ----------    ----------
   Gross profit         13,170,678      13,607,427    25,367,149    26,335,535

 Selling expenses        6,520,601       8,839,627    13,343,711    17,519,885

 General and
  administrative
  expenses               5,509,958       6,805,903    10,906,631    12,044,308
                        ----------      ----------    ----------    ----------
                        12,030,559      15,645,530    24,250,342    29,564,193
                        ----------      ----------    ----------    ----------
    Income (loss)
      from operations    1,140,119      (2,038,103)    1,116,807    (3,228,658)

 Other income and
   expenses
     Interest income        91,264          91,662       207,776       186,914
     Interest expense     (226,081)       (159,233)     (543,377)     (346,479)
     Other, net            (20,466)         76,845     2,308,705        92,704
                        ----------      ----------    ----------    ----------
                          (155,283)          9,274     1,973,104       (66,861)
                        ----------      ----------    ----------    ----------
 Income (loss)
  before income taxes      984,836      (2,028,829)    3,089,911    (3,295,519)

 Income taxes (benefit)          -        (677,845)    1,122,606    (1,095,014)
                        ----------      ----------    ----------    ----------
 Net income (loss)        $984,836     ($1,350,984)   $1,967,305   ($2,200,505)
                        ==========      ==========    ==========    ==========
   Net income (loss) per
    common share - basic     $0.14          ($0.19)        $0.27        ($0.30)

 Weighted average
  common shares - basic   7,231,448       7,231,448     7,231,448    7,230,459

   Net income (loss)
    per common share -
    assuming dilution        $0.14          ($0.19)        $0.27        ($0.30)

 Weighted average
  common and common
  equivalent shares
  - assuming dilution    7,278,763       7,231,448     7,255,321     7,230,459

 The accompanying notes are an integral part of these financial statements.

                     BEAUTICONTROL, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
               Increase (Decrease) in Cash and Cash Equivalents
                                 (Unaudited)
                                                       Six Months Ended
                                                     May 31,        May 31,
                                                      2000           1999
                                                   ----------     ----------
 Net cash provided by (used in)
   operating activities                           $   855,797    ($2,435,196)

 Cash flows from investing activities:
  Proceeds from sale of investments                   300,000      4,570,000
  Proceeds from sale of property and equipment      3,850,000              -
  Purchase of property and equipment                  (73,323)    (1,850,047)
  Purchase of investments                                   -       (699,921)
  Increase in other assets                            (28,098)      (130,082)
                                                   ----------     ----------
    Net cash provided by (used in)
      Investing activities                          4,048,579      1,889,950

 Cash flows from financing activities:
  Proceeds from issuance of common stock                    -         55,001
  Increase (decrease) in borrowings                    31,323     11,269,550
  Payments on long-term debt                       (3,117,300)    (7,682,287)
  Principal payments under capital lease
    obligation                                        (58,824)       (56,284)
  Dividends paid                                            -     (1,518,605)
                                                   ----------     ----------
 Net cash provided by (used in) financing
   activities                                      (3,144,801)     2,067,375
                                                   ----------     ----------
 Net increase (decrease) in cash and cash
   equivalents                                      1,759,575      1,522,129

 Cash and cash equivalents at the beginning of
   the period                                       1,799,205      3,164,573
                                                   ----------     ----------
 Cash and cash equivalents at the end of the
   period                                           3,558,780      4,686,702
                                                   ==========     ==========
 Supplemental cash flow information:
   Income tax refund                                        -      ($690,000)
   Interest paid                                      518,000        347,000


 The accompanying notes are an integral part of these financial statements.


   BEAUTICONTROL, INC. AND SUBSIDIARIES
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
   QUARTERS ENDED May 31, 2000 AND May 31, 1999
   (dollars in tables are in thousands, except per share data)

 Note 1 - Basis of Presentation

 In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position as of May 31, 2000 and November 30, 1999 and the results of operations and cash flows for the six months ended May 31, 2000 and May 31, 1999. The results for the three and six month periods ended May 31, 2000 are not necessarily indicative of the results for the year.

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

 Note 2 - Earnings Per Share

 The following table sets forth the computation of basic and diluted earnings
 (loss) per share:

                                         Three Months Ended   Six Months Ended
                                         ------------------   ----------------
                                          May 31,  May 31,    May 31,    May 31,
                                           2000     1999       2000       1999
                                           ----     ----       ----       ----
 Numerator:
   Numerator for basic and
   diluted earnings per
   share-income (loss) available to
   common stockholders                      $985   ($1,351)   $1,967    ($2,201)

 Denominator:
   Denominator for basic earnings per
   share-weighted-average shares       7,231,448 7,231,448 7,231,448  7,230,459

  Effect of dilutive securities:
   Employee stock options                 47,315         -    23,873          -

  Denominator for diluted earnings per
   share-adjusted weighted-average
   shares and assumed conversions      7,278,763 7,231,448  7,255,321 7,230,459

  Basic net income (loss) per share        $0.14    ($0.19)    $0.27     ($0.30)

  Diluted net income (loss) per share      $0.14    ($0.19)    $0.27     ($0.30)

 During the second quarter of 2000 and 1999, employees' stock options to purchase 1,661,000 and 1,209,975 shares of the Company's common stock, respectively, were excluded from the computation of earnings per share as their effect would have been antidilutive.


 Note 3 - Debt

 The Company has a three-year note and security agreement secured by certain assets of the Company bearing interest at the prime rate plus .5%. As of May 31, 2000, the interest rate was 10%, and the weighted average interest rate through May 31, 2000 was 9.53%. At May 31, 2000, the outstanding principal under the note and security agreement was $3,990,300. This amount includes a $950,000 balance on a fixed note with monthly principal payments of $26,749 and a $3,040,300 balance on a revolving loan agreement. A balloon payment of $308,000 is due May 4, 2002 on the fixed note. The agreement provides for a maximum credit availability of $7,000,000 dependent upon the value of the Company's inventory. At May 31, 2000, the available credit on the revolving loan agreement was $3,375,800.

 The Company has asset financing in the amount of $5,800,000 secured by certain real estate. The note is a ten-year note bearing a fixed interest rate of 8.33% with monthly payments of principal and interest of $47,988. A balloon payment of $4,378,000 is due June 1, 2009. At May 31, 2000, the outstanding balance was $5,703,700. As part of this arrangement, the Company is required to hold a restricted escrow balance of $850,000. Long-term debt is summarized as follows:

                                    May 31,      November 30,
                                      2000          1999
                                     ------        ------
 Three-year note and
   security agreement                  $950        $1,111

 Mortgage financing                   5,704         5,753

 Less current portion                   425           421
                                     ------        ------
 Total long-term debt                $6,229        $6,443
                                     ======        ======

 Note 4 - Inventories

 Inventories  consist of the following:

                                 May 31,      November 30,
                                  2000            1999
                                 ------          -------
    Finished Goods               $9,287          $10,407

    Raw Materials                 5,571            5,118

    Reserve for Obsolescence     (5,280)          (4,985)
                                 ------          -------
    Total                        $9,578          $10,540
                                 ======          =======

 Note 5 - Comprehensive Income

 Comprehensive Income is accounted for under the provisions of Financial Accounting Standards No. 130. Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The components of comprehensive income are as follows:

                                 Three Months Ended     Six Months Ended
                                       May 31,                May 31,
                                   2000      1999         2000      1999
                                  -----     ------        -----    ------
 Net income (loss)                 $985    ($1,351)      $1,967   ($2,201)

 Other comprehensive
   income (loss):

 Change in cumulative
   translation Adjustment            35        (22)          16       (52)

  Unrealized gains and
    losses on investments
    in debt securities               (6)        (3)          (13)     (43)
                                  -----     ------         -----   ------
 Comprehensive income (loss)     $1,014    ($1,376)       $1,970  ($2,296)
                                  =====     ======         =====   ======

 Note 6 - Segment Reporting

 The Company's operating segments are based primarily on geographic areas with the exception of the Company's subsidiary Eventus International, Inc. Geographic areas include North America and Asia Pacific. The Company's North America and Asia Pacific segments sell skin care, cosmetic products, image accessories and health and beauty supplements. The Eventus segment sells nutritional and drink supplements. Products are sold to customers through independent sales Consultants or Distributors. The Company evaluates segment performance based on operating profit or loss with all intersegment transactions eliminated. The following table summarizes financial information related to the Company's segments:

                                   Three Months Ended      Six Months Ended
                                         May 31,                May 31,
                                    2000        1999       2000        1999
                                   ------      ------     ------      ------
 Net Sales:
 North America                    $16,351     $15,754    $31,018     $31,571
 Asia Pacific                         855       1,380      2,013       2,269
 Eventus                              183         504        410         835
 Eliminations - Intersegment
   sales                             (149)       (164)      (264)       (393)
                                   ------      ------     ------      ------
 Consolidated Net Sales           $17,240     $17,474    $33,177     $34,282

 Income (loss) from Operations:
 North America                     $1,864        $323     $2,463      $2,124
 Asia Pacific                        (504)       (689)      (962)     (1,252)
 Eventus                             (178)     (1,224)      (289)     (3,230)
 Corporate (1)                        (42)       (448)       (95)       (871)
                                   ------      ------     ------      ------
 Consolidated Income (loss)
   from operations                 $1,140     ($2,038)    $1,117     ($3,229)
                                   ======      ======     ======      ======

 (1)    Includes corporate expensed expansion costs.

 Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

 Results of Operations

 Quarters Ended May 31, 2000 and May 31, 1999

 Net sales for the second quarter were $17,239,526 in 2000 compared to $17,473,860 in 1999. Second quarter 2000 results included a 4% increase in North America sales. The Company's other segments reported a decline in sales in quarter over quarter sales. This was partially impacted by the grand opening events that were held in 1999 to promote the Company's new businesses.

 Gross profit margins for the second quarter of 2000 were 76.4% compared with 77.9% for the second quarter of 1999. The decrease in profit margins is a result of changes to demonstration kits and the introduction of other new selling aids designed to provide the Consultants affordable tools to support and grow their businesses. The margins on demonstration kits were further impacted by a recruiting drive in March and April of 2000. This impact was slightly lessened by an increase in the sales of higher margin skin care products initiated by the introduction of new products in January and March of 2000.

 Selling, general and administrative expenses as a percent of sales decreased to 69.8% in 2000 from 89.5% in 1999. Overall, costs decreased 23% in the second quarter of 2000. This was largely due to the reorganization efforts and cost reductions that were implemented at the end of 1999, which included changes in the internal management of the business, strategy and staffing. Also impacting 2000 costs were increased efficiencies and a reduction in new business expansion costs . In the second quarter of 1999, the Company incurred a significant increase in costs for continued development and grand opening events for the Company's two new businesses.

 Other income and expense decreased to ($155,283) in the second quarter of 2000 from $9,274 in the second quarter of 1999 primarily resulting from increased interest expense.

 Net income increased to $984,836 in the second quarter of 2000 compared to ($1,350,984) in the second quarter of 1999 resulting from an increase in North America sales and a decrease in selling, general and administrative costs . North American sales provide the majority of the Company's sales contribution.

 Six months ended May 31, 2000 and May 31, 1999

 Sales decreased for the first six months of 2000 to $33,176,951 from $34,281,995 primarily resulting from a decrease in Asia Pacific and Eventus sales. During 1999 sales for these segments were favorably impacted by grand opening events to promote the Company's new businesses. The Company believes the businesses in both of these segments is viable and continues to evaluate marketing strategies for them.

 Gross profit margins for the first half of 2000 were 76.5% compared with 76.8% for the first half of 1999. The modest change in profit margins is the result of two partially offsetting trends. A positive effect on profit margins results from a shift in product mix toward higher margin skin care products. Increased sales are attributable to the introduction of new products in 2000. The offsetting trend is the result of a strategy that includes an emphasis on providing the Consultants an increased value on demonstration kits and other selling tools.

 Selling, general and administrative costs decreased for the first six months
 of 2000 to  73.1% from  86.2% in  1999 due  to   reorganization efforts  and
 efficiencies discussed above.

 Other income and expense increased to $1,973,104 in 2000 from ($66,861) in 1999 resulting from a capital gain in connection with the sale of an airplane.

 As a result of the above, net financial results during the first six months of 2000 were $1,967,305 or $.27 per common share compared with a net loss of ($2,200,505) or ($.30) per common share in 1999.

 Liquidity and Capital Resources

 Working capital increased $4,616,913 to $5,419,603 at May 31, 2000 from $802,690 at November 30, 1999. The Company's financial position strengthened during the first six months of 2000 with cash and investments increasing $1,450,196 to $6,576,105 at May 31, 2000. Increases to working capital were the result of an increase in cash provided from operations. In addition, during the first quarter of 2000, the Company sold an airplane, which was securing a term loan, and used a portion of the proceeds to pay down the balance of that loan in the amount of $2,864,200 including principal and accrued interest. Also affecting working capital were decreases in trade accounts payable and various accrued liabilities, which include severance costs, commissions, and property taxes. Deferred income, composed primarily of orders received but not yet shipped, decreased due to timing of the shipment of these orders.

 The Company has a three-year note and security agreement secured by certain assets of the Company bearing interest at the prime rate plus .5%. As of May 31, 2000, the interest rate was 10%, and the weighted average interest rate through May 31, 2000 was 9.53%. The agreement provides for a maximum credit availability of $7,000,000 dependent upon the value of the Company's inventory and that a minimum borrowing level be maintained. At May 31, 2000, the available credit on the revolving loan agreement was $3,375,800. At May 31, 2000, the outstanding principal under the note and security agreement was $3,990,300. This amount includes a $950,000 balance on a fixed note with monthly principal payments of $26,749 and a $3,040,300 balance on a revolving loan agreement. A balloon payment of $308,000 is due May 4, 2002 on the fixed note.

 The Company's credit facility, which is secured in part by the Company's inventory, contains a requirement that the Company borrow a minimum amount against inventory. As a result of the Company's recent efforts to reduce inventory in order to maximize working capital, and as a result of inventory reclassifications which the Company and its lender expect to make, it is probable that the inventory value will not support borrowings at least equal to the minimum borrowing requirement. These inventory reclassifications could require the Company to reimburse the lender for any overadvancement on the loan. The Company believes it has sufficient cash balances available to do this and meet its future working capital needs. The Company believes the minimum borrowing requirement no longer is reflective of its borrowing needs as its cash position has strengthened and that an adjustment to the minimum-borrowing requirement through potential amendment to or renegotiation of the Agreement would not have a material adverse impact on the Company. Initial discussions with the lender lead the Company to believe the ability to obtain an amendment to the Agreement would be possible. However, if this inability to borrow to the required minimum were to occur, the Company will technically be in violation of its credit facility agreement, and the Company can provide no assurance that the credit facility can be successfully amended or renegotiated. In that case, the Company may be required to seek alternative financing. In any case, the Company believes it has sufficient cash balances to meet its working capital needs for the immediate future.

 The Company has asset financing in the amount of $5,800,000 secured by certain real estate. The note is a ten-year note bearing a fixed interest rate of 8.33% with monthly payments of principal and interest of $47,988. A balloon payment of $4,378,000 is due June 1, 2009. At May 31, 2000, the outstanding balance was $5,703,700. As part of this arrangement, the Company is required to hold a restricted escrow balance of $850,000.

 Item 3.  Quantitative and Qualitative Disclosures About Market Risk.
 There has not been a material change in the Company's exposure to interest rate risk on investments and foreign currency rate changes since November 30, 1999. Changes to market risk as it relates to interest rate changes on the Company's financing activities has been minimal. The Company currently has a three-year note and security agreement with an outstanding balance of $3,990,300 at May 31, 2000 that may be subject to market risk if there were to be interest rate changes. The current borrowing under the facility is at 10%. If the rate were to increase to 11% and the amount outstanding remained the same, incremental interest expense would reduce earnings before taxes by $39,903 annually. At May 31, 2000, the Company also had a ten-year note with a balance of $5,703,700, which has a fixed interest rate and is thus not subject to interest rate volatility.

 Cautionary Statement for Purposes of Forward-Looking Statements

 Certain statements in this Management's Discussion and Analysis section contain forward-looking information. These statements are based on current expectations, and actual results could differ materially. Important factors that could cause actual results to differ materially from those projected in forward-looking statements include, but are not limited to the following:
 Consultants' (or Distributors') sales activity levels, recruiting of new Consultants and Distributors, services of or changes in certain members of senior management, new product introductions, protection of intellectual property rights and third party infringement, changes in U.S. or international economic conditions, results of international operations including governmental, regulatory, political and foreign exchange rate impacts, results of operations in new markets, global and domestic expansion efforts, capital resources and ability to obtain necessary financing and market risk.



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


                              BeautiControl, Inc.

                              (Registrant)



 Date:   7/14/00              /s/ RICHARD W. HEATH
                                  Richard W. Heath
                                  Chairman of the Executive
                                  Committee and Chief Executive Officer




 Date:   7/14/00              /s/ SHEILA O'CONNELL COOPER
                                  Sheila O'Connell Cooper
                                  President & Chief Operating Officer



 Date:   7/14/00              /s/ KRISTI L. HUBBARD
                                  Kristi L. Hubbard
                                  Senior Vice President -
                                  Chief Financial Officer
                                  & Principle Financial Officer