Form 10-Q
period 2000-08-31
BEAUTICONTROL INC
filed 2000-10-16
CIK 788330

FORM 10-Q

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


       [  X  ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended August 31, 2000

      [      ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


                      Commission File Number    0-14449

                             BeautiControl, Inc.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


                   Delaware                           75-2036343
      -------------------------------           ----------------------
      (State or other jurisdiction of             (I.R.S. Employer
      incorporation or organization)            Identification Number)


                      2121 Midway, Carrollton, TX 75006
         -----------------------------------------------------------
         (Address including zip code of principal executive offices)

                                (972) 458-0601
             ----------------------------------------------------
             (Registrant's telephone number, including area code)

                        BeautiControl Cosmetics, Inc.
                                (Former name)

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
 such filing requirements for the past 90 days.     Yes  X            No___

 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 6, 2000.

         Common Stock, $0.10 par value, 7,231,448 shares outstanding

                     BEAUTICONTROL, INC. AND SUBSIDIARIES
                              INDEX TO FORM 10-Q



                PART 1. FINANCIAL INFORMATION                          PAGE
                                                                       ----
 Item 1.   Financial Statements

      Consolidated Balance Sheets                                        3

      Consolidated Statements of Income                                  5

      Consolidated Statements of Cash Flows                              6

      Notes to Consolidated Financial Statements                         7

 Item 2.   Management's Discussion and Analysis of Results
      of Operations and Financial Condition                              10

 Item 3.   Qualitative and Quantitative Disclosures About Market Risk    14


 PART 2. OTHER INFORMATION

 Item 6.   Exhibits and Reports on Form 8-K                              14


 SIGNATURES                                                              15

 PART 1.  -  FINANCIAL INFORMATION

 ITEM 1.   FINANCIAL STATEMENTS

                   BEAUTICONTROL, INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                              (in thousands)

                                                       August 31,   November 30,
                                                          2000          1999
                                                      (Unaudited)
                                                        --------       --------
                        ASSETS
 Current Assets
  Cash and cash equivalents                            $   3,482      $   1,799
  Short-term investments                                   3,040          3,327
  Accounts receivable, net of allowance for doubtful
    accounts of $606 and $723 at August 31, 2000 and
    November 30, 1999, respectively                          876            601
  Inventories:
    Raw materials                                          4,304          4,326
    Finished goods                                         5,088          6,214
                                                        --------       --------
                                                           9,392         10,540
                                                        --------       --------
  Deferred income taxes                                    2,481          3,296
  Income tax receivables                                       -            222
  Other current assets                                       782            944
                                                        --------       --------
    Total Current Assets                                  20,053         20,729


 Property and equipment, at cost                          25,734         28,815
  Less accumulated depreciation and amortization          18,116         17,866
                                                        --------       --------
                                                           7,618         10,949

 Other Assets
  Cost in excess of net tangible assets acquired, net
   of accumulated amortization of $1,011 and $961 at
   August 31, 2000 and November 30, 1999, respectively     1,641          1,690
  Other, net of accumulated amortization of $595 and
   $585 at August 31, 2000 and November 30, 1999,
   respectively                                            1,779          1,828
                                                        --------       --------
    Total Assets                                       $  31,091      $  35,196
                                                        ========       ========

 The accompanying notes are an integral part of these financial statements.

                   BEAUTICONTROL, INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                  (in thousands, except per share data)

                                                     August 31,     November 30,
                                                        2000            1999
                                                    (Unaudited)
                                                        --------       --------
        LIABILITIES AND STOCKHOLDERS' EQUITY
 Current Liabilities
  Accounts payable - trade                             $   2,088      $   4,205
  Current maturities of long-term debt                     3,461          6,365
  Accrued commissions and awards                           2,190          2,125
  Accrued other taxes                                      1,802          1,590
  Accrued liabilities                                      3,442          3,754
  Deferred income                                            919          1,888
  Income tax payable                                          86              -
                                                        --------       --------
    Total Current Liabilities                             13,988         19,927

 Deferred income taxes                                       193            193
 Long-term borrowings                                      6,121          6,443
 Other long-term obligations                                  64            143

 Commitments & Contingencies                                   -              -

 STOCKHOLDERS' EQUITY
 Preferred stock
  Authorized - 1,000,000 shares, $ .10 par value
  Issued - none                                                -              -
 Common stock
  Authorized - 20,000,000 shares, $ .10 par value
  Issued - 10,940,248 shares at August 31, 2000
  and November 30, 1999                                    1,094          1,094
 Capital in excess of par value                           23,936         23,912
 Retained earnings                                        16,633         14,457
 Accumulated other comprehensive income (loss)               (33)           (68)
                                                        --------       --------
                                                          41,630         39,395
 Less treasury stock, at cost; 3,708,800 shares at
 August 31, 2000 and November 30, 1999                    30,905         30,905
                                                        --------       --------
    Total Stockholders' Equity                            10,725          8,490
                                                        --------       --------
    Total Liabilities and Stockholders' Equity         $  31,091      $  35,196
                                                        ========       ========

  The accompanying notes are an integral part of these financial statements.

                     BEAUTICONTROL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                               (Unaudited)
                    (in thousands, except per share data)


                                        Three Months Ended           Nine Months Ended
                                             August 31,                  August 31,
                                         2000         1999           2000         1999
                                      ---------    ---------      ---------    ---------
 Net Sales                           $   14,666   $   16,411     $   47,844   $   50,693
 Cost of goods sold                       3,370        3,982         11,180       11,929
                                      ---------    ---------      ---------    ---------
  Gross profit                           11,296       12,429         36,664       38,764

 Selling expenses                         6,067        8,045         19,411       25,565
 General and administrative expenses      5,154        6,737         16,061       18,781
                                      ---------    ---------      ---------    ---------
                                         11,221       14,782         35,472       44,346
                                      ---------    ---------      ---------    ---------
  Income (loss) from operations              75       (2,353)         1,192       (5,582)

 Other income (expense):
  Interest income                            89           53            297          240
  Interest expense                         (248)        (223)          (791)        (570)
  Other, net                                303           10          2,611          103
                                      ---------    ---------      ---------    ---------
                                            144         (160)         2,117         (227)

 Income (loss) before income taxes          219       (2,513)         3,309       (5,809)
 Income taxes (benefit)                       -         (827)         1,123       (1,922)
                                      ---------    ---------      ---------    ---------
 Net income (loss)                   $      219   $   (1,686)    $    2,186   $   (3,887)
                                      =========    =========      =========

 Net income (loss) per common share:
  Basic                              $    0 .03   $   ( 0.23)     $    0.30   $   ( 0.54)
  Diluted                            $    0 .03   $   ( 0.23)     $    0.30   $    (0.54)

 Weighted average common and common
 equivalent shares outstanding:
  Basic                               7,231,448    7,231,448      7,231,448    7,230,791
  Diluted                             7,299,833    7,231,448      7,268,445    7,230,791


  The accompanying notes are an integral part of these financial statements.

                     BEAUTICONTROL, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                                (in thousands)

                                                             Nine months ended
                                                                 August 31,
                                                             2000        1999
                                                            -------     -------

      Net cash provided by (used in) operating activities  $    971    $ (3,168)

 Cash flows from investing activities:
  Proceeds from sale of investments                             300       9,250
  Proceeds from sale of property and equipment                3,850
  Purchase of property and equipment                           (132)     (2,471)
  Purchase of investments                                         -      (6,632)
  Other                                                         (33)       (141)
                                                            -------     -------
      Net cash provided by (used in) investing activities     3,985           6

 Cash flows from financing activities:
  Proceeds from issuance of common stock                          -          55
  Increase (decrease) in borrowings                              38      10,724
  Payments on long-term debt                                 (3,222)     (7,851)
  Principle payments under capital lease obligations            (89)        (85)
  Dividends paid                                                  -      (2,278
                                                            -------     -------
      Net cash provided by (used in) financing activities    (3,273)        565
                                                            -------     -------
 Effect of exchange rate differences on cash and cash
  equivalents

 Net increase (decrease) in cash and cash equivalents         1,683      (2,597)
 Cash and cash equivalents at the beginning of the period     1,799       3,165
                                                            -------     -------
 Cash and cash equivalents at the end of the period           3,482         568
                                                            =======     =======

 Supplemental cash flow information:
  Income taxes (refund)                                    $      -   $  (2,085)
  Interest paid                                                 752         600

  The accompanying notes are an integral part of these financial statements.

                     BEAUTICONTROL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
         (dollars in tables are in thousands, except per share data)


 NOTE 1 - BASIS OF PRESENTATION

 The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
 Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

 In the opinion of the Company, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended August 31, 2000 are not necessarily indicative of the results that may be expected for the year ending November 30, 2000. The accompanying financial statements include the accounts of BeautiControl, Inc. and all of its subsidiaries (the "Company"). All significant intercompany accounts and transactions have been eliminated.

 While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended November 30, 2000.

 Certain reclassifications have been made to prior period statements to conform to the current period presentation.

 NOTE 2 - NET INCOME (LOSS) PER SHARE

 The following table sets forth the computation of basic and diluted earnings
 (loss) per share:

                                Three Months Ended         Nine Months Ended
                                    August 31,                 August 31,
                                 2000         1999          2000        1999
                               ---------    ---------     ---------   ---------

 Basic:
  Net income (loss)
   available to common
   stockholders               $      219   $   (1,686)   $    2,186  $   (3,887)
  Weighted average common
   shares outstanding          7,231,448    7,231,448     7,231,448   7,230,791
 Basis net income (loss)
  per share                   $     0.03   $    (0.23)   $     0.30  $    (0.30)

 Diluted:
  Net income (loss)
   available to common
   stockholders               $      219   $   (1,686)   $    2,186  $   (2,201)
  Weighted average common
   shares outstanding          7,231,448     7,231,448    7,231,448   7,230,791
   Add effect of dilutive
   securities:
    Employee stock options        68,385             -       36,997           -
  Weighted average common
   shares outstanding
   assuming conversion         7,299,833     7,231,448    7,268,445   7,230,791

 Diluted net income (loss)
  per share                   $     0.03   $     (0.54)  $     0.03  $    (0.54)


 During the third quarter of 2000 and 1999, employees' stock options to purchase 1,023,350 and 1,225,975 shares of the Company's common stock, respectively, were excluded from the computation of earnings per share as their effect would have been antidilutive.

 NOTE 3 - LONG-TERM DEBT

 The Company has a three-year note and security agreement secured by certain assets of the Company bearing interest at the prime rate plus .5%. As of August 31, 2000, the interest rate was 10%, and the weighted average interest rate through August 31, 2000 was 10%. At August 31, 2000, the outstanding principal under the note and security agreement was $3.9 million. This amount includes a $.9 million balance on a fixed note with monthly principal payments of $27,000 and a $3.0 million balance on a revolving loan agreement. A balloon payment of $.3 million is due May 4, 2002 on the fixed note. The agreement provides for a maximum credit availability of $7 million dependent upon the value of the Company's inventory. At August 31, 2000, the maximum available credit was $3.5 million.

 The Company has asset financing in the amount of $5.8 million secured by certain real estate. The note is a ten-year note bearing a fixed interest rate of 8.33% with monthly payments of principal and interest of $48,000. A balloon payment of $4.4 million is due June 1, 2009. At August 31, 2000, the outstanding balance was $5.7 million. As part of this arrangement, the

 Company is required to hold a restricted escrow balance of $850,000.   Long-
 term debt is summarized as follows:

                                           August 31,    November 30,
                                              2000           1999
                                            --------       --------
 Three-year note and security agreement    $     870      $   1,111
 Mortgage financing                            5,678          5,753
 Less current portion                            427            421
                                            --------       --------
  Total long-term debt                     $   6,121      $   6,443
                                            ========       ========

 NOTE 4 - INVENTORIES

 Inventories consist of the following:

                                           August 31,    November 30,
                                              2000           1999
                                            --------       --------
 Finished goods                            $   9,072      $  10,407
 Raw materials                                 5,450          5,118
 Reserve for obsolescence                     (5,130)        (4,985)
                                            --------       --------
  Total inventories                        $   9,392      $  10,540
                                            ========       ========

 NOTE 5 - COMPREHENSIVE INCOME

 Comprehensive income is accounted for under the provisions of Financial Accounting Standards No. 130. Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners.


 The components of comprehensive income (loss) are as follows:

                                Three Months Ended       Nine Months Ended
                                    August 31,              August 31,
                                 2000       1999         2000       1999
                                -------    -------      -------    -------
 Net income (loss)             $    219   $ (1,686)    $  2,187   $ (3,887)

 Other comprehensive income
 (loss):
  Change in cumulative
   translation adjustment             2         21           18        (32)
  Unrealized gains and
   losses on investments
   in debt securities                22        (13)           8        (56)
  Reclassification
   adjustment for losses
   included in earnings,
   net of tax                                   24                      42
                                -------    -------      -------    -------
 Comprehensive income (loss)   $    243   $ (1,654)    $  2,213   $ (3,933)
                                =======    =======      =======    =======

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

                                Three Months Ended       Nine Months Ended
                                    August 31,              August 31,
                                 2000       1999         2000       1999
                                -------    -------      -------    -------
 Net Sales:
  North America                $ 14,102   $ 14,657     $ 45,120   $ 46,228
  Asia Pacific                      494      1,625        2,507      3,894
  Eventus                           140        325          550      1,160
  Intersegment sales                (69)      (196)        (333)      (589)
                                -------    -------      -------    -------
 Consolidated Net Sales        $ 14,667   $ 16,411    $  47,844   $ 50,693

 Income (loss) from
  Operations:
  North America                $    932   $   (539)   $   3,395   $  1,585
  Asia Pacific                     (700)      (542)      (1,662)    (1,794)
  Eventus                           (94)      (994)        (383)    (4,224)
  Corporate (1)                     (63)      (278)        (158)    (1,149)
                                -------    -------      -------    -------
 Consolidated Income (loss)
  from Operations              $     75   $ (2,353)   $   1,192   $ (5,582)

 (1)   Includes corporate expensed expansion costs.


 ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
              OPERATIONS AND FINANCIAL CONDITION

 RESULTS OF OPERATIONS

 THREE MONTHS ENDED AUGUST 31, 2000 COMPARED TO THREE MONTHS ENDED AUGUST 31,
 1999

 Net sales. Net sales for the third quarter were $14.7 million in 2000 compared to $16.4 million. The majority of this decrease was due to a decline in sales for the Asia Pacific and Eventus segments. North America reported a slight decrease in quarter over quarter sales.

 Gross profit. Gross profit margins for the third quarter of 2000 were 77.0% compared with 75.7% for the third quarter of 1999. The increase in profit margins is the result of a continuing shift in product mix toward higher margin glamour and skin care products boosted by the introduction of new products in August of 2000.

 Selling, general and administrative expenses. Selling, general and administrative expenses as a percent of sales decreased to 76.5% in 2000 from 90.1% in 1999 resulting from the continued trend of decreased costs in 2000. The Company is continuing to see positive effects from the reorganization efforts and cost reductions that were implemented at the end of 1999. Those effects included changes in internal management of the business, staffing and strategy. In addition, the Company is operating more efficiently in 2000 due to these changes.

 Other income and expense. Other income and expense increased to $.1 million in the third quarter of 2000 from ($.2) million in the third quarter of 1999 primarily resulting from the sale of a trademark.

 Net income. As a result of the above, the net financial results for the three months ended August 31, 2000 were $.2 million or $.03 per common share compared to a ($1.7) million net loss or $(.23) loss per share in 1999.

 NINE MONTHS ENDED AUGUST 31, 2000 COMPARED TO NINE MONTHS ENDED AUGUST 31,
 1999

 Net sales. Sales decreased for the first nine months of 2000 to $47.8 million from $50.7 million. The majority of this change resulted from a decrease in Asia Pacific and Eventus sales. Sales in 1999 for these segments were positively impacted by grand opening events that were held in the second quarter to promote the Company's new businesses. Also impacting 2000 sales was a decline in North American sales.

 Gross profit. Gross profit margins for the first three-quarters of 2000 were 76.6% compared with 76.5% for the first three quarters of 1999. The slight increase in profit margins is the result of two offsetting trends. A positive impact on profit margins is the result of a shift in product mix, attributable to the introduction of new products in 2000, toward higher margin skin care and glamour products. The offsetting impact is due to changes in demonstration kits and the introduction of other new selling aids initiated by a strategy that includes an emphasis on providing the Consultants an increased value on selling tools.

 Selling, general and administrative expenses. Selling, general and administrative costs decreased for the first nine months of 2000 to 74.1% from 87.5% due to reorganization efforts, cost reductions and decreased expansion and development costs for new businesses.

 Other income and expense. Other income and expense increased to $2.1 million in 2000 from ($.2) million in 2000 primarily resulting from a capital gain in connection with the sale of an airplane.

 Net income. As a result of the above, net financial results during the first nine months of 2000 were $2.2 million or $.30 per common share compared with a net loss of ($3.9) million or ($.54) per common share in 1999.



 LIQUIDITY AND CAPITAL RESOURCES

 Working capital increased $5.3 million to $6.1 million at August 31, 2000 from $.8 million at November 30, 1999. The Company's financial position strengthened during the first nine months of 2000 with cash and investments increasing $1.4 million to $6.5 million at August 31, 2000. Items affecting working capital were decreases in trade accounts payable and various accrued liabilities, which include severance costs, commissions and property taxes. Deferred income, composed primarily of orders received but not yet shipped, also decreased due to timing of the shipment of these orders.

 The Company has a three-year note and security agreement secured by certain assets of the Company bearing interest at the prime rate plus .5%. As of August 31, 2000, the interest rate was 10%, and the weighted average interest rate through August 31, 2000 was 10%. The agreement provides for a maximum credit availability of $7 million dependent upon the value of the Company's inventory and that a minimum borrowing level be maintained. At August 31, 2000, the available credit on the revolving loan agreement was $3.4 million. At August 31, 2000, the outstanding principal under the note and security agreement was $3.9 million. This amount includes a $.9 million balance on a fixed note with monthly principal payments of $27,000 and a $3 million balance on a revolving loan agreement. A balloon payment of $.3 million is due May 4, 2002 on the fixed note.

 The Company has asset financing in the amount of $5.8 million secured by certain real estate. The note is a ten-year note bearing a fixed interest rate of 8.33% with monthly payments of principal and interest of $48,000. A balloon payment of $4.5 million is due June 1, 2009. At August 31, 2000, the outstanding balance was $5.7 million. As part of his arrangement, the Company is required to hold a restricted escrow balance of $850,000.

 CAUTIONARY STATEMENT FOR PURPOSES OF FORWARD-LOOKING STATEMENTS

 Certain statements in ITEM 2. "MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION" contain forward-looking information. These statements are based on current expectations, and actual results could differ materially. Important factors that could cause actual results to differ materially from those projected in forward-looking statements include, but are not limited to the following: the possible inability of Tupperware to complete the acquisition of the Company, the risks and uncertainties associated with integrating the two companies and retaining key personnel, Consultants' (or Distributors') sales activity levels, recruiting of new Consultants and Distributors, services of or changes in certain members of senior management, new product introductions, protection of intellectual property rights and third party infringement, changes in U.S. or international economic conditions, results of international operations including governmental, regulatory, political and foreign exchange rate impacts, results of operations in new markets, global and domestic expansion efforts, capital resources and ability to obtain necessary financing and market risk.


 ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
            MARKET RISK

 There has not been a material change in the Company's exposure to interest rate risk on investments and foreign currency rate changes since November 30, 1999. Changes to market risk as it relates to interest rate changes on the Company's financing activities has been minimal. The Company currently has a three-year note and security agreement with an outstanding balance of $3.9 million at August 31, 2000 that may be subject to market risk if there were to be interest rate changes. The current borrowing under the facility is at 10%. If the rate were to increase to 11% and the amount outstanding remained the same, incremental interest expense would reduce earnings before taxes by $40,000 annually. At August 31, 2000, the Company also had a ten-year note with a balance of $5.7 million, which has a fixed interest rate and is thus not subject to interest rate volatility.

 PART II - OTHER INFORMATION

 ITEM 5.

 SUBSEQUENT EVENTS

 On September 13, 2000, the Company signed a merger agreement with Tupperware Corporation ("Tupperware"). On September 20, 2000, a subsidiary of Tupperware set forth a tender offer for all outstanding shares of the Company's stock for a purchase price of $7.00 per common share. The tender offer is anticipated to close on October 17, 2000.

 Based on the intention of BeautiControl to merge with Tupperware, Sheila O'Connell Cooper, the Chief Operating Officer and President of BeautiControl, elected to terminate her employment with BeautiControl effective September 30, 2000. The employment agreement and related severance agreement related to this termination resulted in severance payments of approximately $1.2 million. This severance payment will not be reflected in the Company's financial statements but will be incorporated into purchase accounting adjustments to be made upon completion of the merger.

 On October 10, 2000, M. Douglas Tucker, a former employee of the Company, filed a Plaintiff's Original Complaint and Jury Demand ("Complaint") in the United States District Court, Northern District of Texas, Dallas Division. This Complaint alleges age and sex discrimination, breach of contract and detrimental reliance against BeautiControl Cosmetics, Inc. The relief sought in the Compliant includes monetary damages totaling no less than $2.5 million and other unspecified amounts relating to benefits and cost of suit. No assessment of probability regarding the outcome of this complaint can be determined at this time. However, the Company believes it has meritorious defenses to, and will vigorously defend against, the allegations. Based upon opinion of counsel, the Company believes that the outcome of this litigation will not have a material adverse effect upon the Company's financial position.


 ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

 (a)         Exhibits

   10.28  Schedule 14D-9 (Filed with the Securities and Exchange
          Commission on September 15, 2000 and incorporated herein by reference).

   27*    Financial Data Schedule

   *  Filed herewith

 (b)      Reports on Form 8-K:

   None

                                  SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           BeautiControl, Inc.
                           (Registrant)


 Date: October 13, 2000    By:  /s/  RICHARD W. HEATH
                           --------------------------
                           Richard W. Heath
                           Chief Executive Officer


 Date: October 13, 2000    By:  /s/  KRISTI L. HUBBARD
                           ---------------------------
                           Kristi L. Hubbard
                           Executive Vice President of Finance and Operations
                           and Chief Financial Officer